Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1996-05-20
CIK 778214

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     MARCH 31, 1996
                              ------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to ________________________


Commission file number                0-19156
                      ----------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED, A MARYLAND CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         MARYLAND                                          13-3559213
- --------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation  or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 (212)  492-1100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                     [X] Yes    [_] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                     [_] Yes    [_] No



                7,206,642 shares of common stock; $.001 Par Value
                          outstanding at May 14, 1996

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                     INDEX



                                                                  Page No.
                                                                  --------

PART I
- ------

Item 1. - Financial Information*

            Consolidated Balance Sheets, December 31, 1995 and
            March 31, 1996                                           2

            Consolidated Statements of Income for the three
            months ended March 31, 1995 and 1996                     3

            Consolidated Statements of Cash Flows for the nine
            months ended March 31, 1995 and 1996                     4

            Notes to Consolidated Financial Statements              5-7


Item 2. - Management's Discussion of Operations                      8


PART II
- -------

 Item 4. - Submission of Matters to a Vote of Security Holders       9

 Item 6. - Exhibits and Reports on Form 8-K                          9

 Signatures                                                         10



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                 PART I
                                 -------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,     March 31
                                                        1995           1996
                                                    -------------  -------------
                                                       (Note)       (Unaudited)
     ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $8,686,779 at December 31, 1995 and
  $9,189,112 at March 31, 1996                      $ 91,413,487   $ 90,911,154
Net investment in direct financing leases             26,526,818     26,513,836
Investment in real estate trust                       10,432,181     10,570,055
Real estate held for sale                             10,079,819
Cash and cash equivalents                              2,249,315      5,604,858
Accrued interest and  rents receivable                    47,431        265,068
Other assets                                             689,358      1,228,135
                                                    ------------   ------------
      Total assets                                  $141,438,409   $135,093,106
                                                    ============   ============

     LIABILITIES:
Limited recourse mortgage notes payable             $ 84,384,583   $ 77,224,344
Accrued interest payable                                 850,986        918,966
Accounts payable and accrued expenses                    240,505        186,728
Accounts payable to affiliates                         3,044,843      3,416,359
Prepaid rental income                                     44,337         60,931
                                                    ------------   ------------
      Total liabilities                               88,565,254     81,807,328
                                                    ------------   ------------

Minority interest                                      2,987,811      2,876,799
                                                    ------------   ------------

     SHAREHOLDERS' EQUITY:
Common stock, $.001 par value;
  authorized,7,217,294 shares;
  issued and outstanding                                   7,217          7,217

Additional paid-in capital                            62,160,058     62,160,058
Dividends in excess of accumulated
  earnings                                           (12,193,839)   (11,670,204)
                                                    ------------   ------------
                                                      49,973,436     50,497,071

Less treasury stock, 10,652 shares                       (88,092)       (88,092)
                                                    ------------   ------------
      Total shareholders' equity                      49,885,344     50,408,979
                                                    ------------   ------------
      Total liabilities and shareholders' equity    $141,438,409   $135,093,106
                                                    ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Three Months Ended
                                                   March 31, 1995    March 31, 1996
                                                 ------------------  --------------
Revenues:
 Rental income from operating leases                     $3,168,266      $3,189,152
 Interest income from direct financing leases               959,530         938,884
 Other interest income                                       81,627          52,554
                                                         ----------      ----------
                                                          4,209,423       4,180,590
                                                         ----------      ----------

Expenses:
 Interest on mortgages                                    2,017,465       2,100,524
 Depreciation                                               482,578         502,333
 General and administrative                                 205,762         219,621
 Property expense                                           399,272         414,892
 Amortization                                                24,108          14,551
                                                         ----------      ----------
                                                          3,129,185       3,251,921
                                                         ----------      ----------

   Income before minority interest in
    income, equity income and net gain
    on sales of real estate                               1,080,238         928,669

Minority interest in income                                 156,605          88,127
                                                         ----------      ----------

   Income before equity income and net
    gain on sales of real estate                            923,633         840,542

Income from equity investment                               493,552         522,092
                                                         ----------      ----------

   Income before net gain on sales of
    real estate                                           1,417,185       1,362,634

Net gain on sales of real estate                                            656,379
                                                         ----------      ----------

   Net income                                            $1,417,185      $2,019,013
                                                         ==========      ==========


Net income per share                                           $.20            $.28
                                                               ====            ====

Shares outstanding                                        7,217,294       7,206,642
                                                          =========       =========


The accompanying notes are an integral part of the consolidated financial statements.


                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                          1995          1996
                                                                   -----------   -----------
Cash flows from operating activities:
 Net income                                                        $ 1,417,185   $ 2,019,013
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation and amortization                                        506,686       516,884
  Minority interest in income                                          156,605        88,127
  Distributions to minority interest                                  (230,226)     (199,139)
  Equity income in excess of distributions received                                 (137,874)
  Other noncash items                                                   10,851         7,016
  Net gain on sales of real estate                                                  (656,379)
  Net change in operating assets and liabilities                      (194,902)     (366,115)
                                                                   -----------   -----------
    Net cash provided by operating activities                        1,666,199     1,271,533
                                                                   -----------   -----------

Cash flows from investing activities:
 Distributions received in excess of equity income                      21,289
 Net proceeds from sales of real estate                                           10,739,627
 Purchases of real estate and other capitalized costs               (8,081,914)
 Funds released from escrow in connection with
  investing activities                                               5,122,501
                                                                   -----------   -----------
    Net cash (used in) provided by investing activities             (2,938,124)   10,739,627
                                                                   -----------   -----------

Cash flows from financing activities:
 Proceeds from mortgages                                             2,587,084
 Proceeds from note payable                                                        2,480,000
 Payment of note payable                                                          (2,480,000)
 Dividends paid                                                     (1,492,184)   (1,495,378)
 Payments of mortgage principal                                       (220,924)     (287,367)
 Prepayments of mortgage payable                                                  (6,872,872)
                                                                   -----------   -----------
   Net cash provided by (used in) financing activities                 873,976    (8,655,617)
                                                                   -----------   -----------

    Net (decrease) increase in cash and cash equivalents              (397,949)    3,355,543

Cash and cash equivalents, beginning of period                       3,367,392     2,249,315
                                                                   -----------   -----------

  Cash and cash equivalents, end of period                         $ 2,969,443   $ 5,604,858
                                                                   ===========   ===========

Supplemental disclosure of cash flows information:

       Interest paid                                               $ 1,996,564   $ 2,032,544
                                                                   ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.


                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ----------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.



Note 2.  Transactions with Related Parties:
         ----------------------------------

For the three-month periods ended March 31, 1995 and 1996, the Company incurred asset management fees of $388,504 and $453,927 respectively and general and administrative expense reimbursements of $75,339 and $79,621, respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1995 and 1996 were $62,963 and $35,430, respectively.



Note 3.  Dividends:
         ----------

Dividends declared and paid to shareholders during the three months ended March 31, 1996 are summarized as follows:

                Quarter Ended                Paid        Per Share
             -------------------      -----------------  ---------

              December 31, 1995           $1,495,378      $0.2075


A dividend of $.2075 per share ($1,495,378) was declared and paid in April 1996 for the quarter ended March 31, 1996.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.  Industry Segment Information:
         -----------------------------

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1995 and 1996 are as follows:

                                               1995         1996
                                           ------------  -----------
Per Statements of Income:
  Rental income from operating leases       $3,168,266   $3,189,152
  Interest from direct financing leases        959,530      938,884
Adjustments:
  Rental income attributable to
    minority interests                        (561,435)    (479,329)
  Share of interest income from equity
    investment's direct financing lease      1,182,902    1,197,752
                                            ----------   ----------
                                            $4,749,263   $4,846,459
                                            ==========   ==========


For the three-month periods ended March 31, 1995 and 1996, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                             1995      %       1996      %
                                          ----------  ----  ----------  ----

Marriott International, Inc. (a)          $1,182,902   25%  $1,197,752   25%
Information Resources Incorporated (b)       685,763   14      729,003   15
The Titan Corporation (b)                    504,758   10      504,758   10
Wal-Mart Stores, Inc.                        407,123    9      407,619    8
New WAI, L.P./Warehouse Associates           359,569    8      361,079    8
EnviroWorks, Inc.                                              346,939    7
Harvest Foods, Inc.                          309,520    7      309,743    6
Kmart Corporation                            185,148    4      197,423    4
Empire of America Realty Credit Corp.        226,014    5      188,322    4
Child Time Childcare Inc.                    185,614    4      185,614    4
Neodata Corporation                          138,957    3      138,957    3
Summagraphics Corporation                    110,069    2       83,442    2
Best Buy Co., Inc.                            78,463    1       79,258    2
Safeway Stores Incorporated                   98,437    2       60,900    1
US West Communications, Inc.                  55,650    1       55,650    1
Xerox Corporation (b)                        221,276    5
                                          ----------  ---   ----------  ---
                                          $4,749,263  100%  $4,846,459  100%
                                          ==========  ===   ==========  ===


(a) Represents the Company's proportionate share of lease revenues from an equity investment.
(b)  Net of the minority interest of Corporate Property Associates 9.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Equity Investment:
         ------------------

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)
                                  December 31, 1995   March 31, 1996
                                  ------------------  --------------
    Assets                                  $149,910        $149,874
    Liabilities                              108,876         108,211
    Shareholders' equity                      41,034          41,663


                                            Three Months Ended
                                      March 31, 1995  March 31, 1996
                                      --------------  --------------
    Revenue                                 $  4,999        $  5,062
    Interest and other expense                 2,866           2,808
                                            --------        --------
    Net income                              $  2,133        $  2,254
                                            ========        ========


Note 6.  Sales of Real Estate:
         ---------------------

   A. In December 1991, the Company and Carey Institutional Properties Incorporated (CIP(TM)), an affiliate, purchased three supermarkets leased to Safeway Stores Incorporated (Safeway) as tenants in-common, each with 50% ownership interests.

       During the quarter ended March 31, 1996, the Company and CIP(TM) sold two of the Safeway properties. On January 26, 1996, the Glendale, Arizona property was sold for $1,950,000, and on February 15, 1996, the Escondido, California property was sold for $3,450,000. Net of the costs of sale, the Companys share of net proceeds from the sales was $2,605,010, including a promissory note for $560,750. A net loss of $11,017 was recognized on the sales.

       The promissory note is collateralized by a first mortgage on the Glendale property and provides for monthly payments of interest only at the rate of 8% per annum through January 24, 1997 at which time the entire unpaid principal balance will be due.

       Annual rentals and cash flow from the two properties was $252,000.

   B. In June 1991, the Company purchased land and an office building occupied by Empire of America Realty Credit Corp. (Empire) located in Buffalo, New York for $7,330,000 with $4,500,000 provided by limited recourse financing.

       On November 29, 1995, the Company notified Empire that it was in default under the lease as Empire had previously notified the Company of its intention to vacate the property and liquidate its business. Under the terms of the lease, Empire was required to provide the Company with an irrevocable offer to purchase the property in the event of a default. Accordingly, in February 1996, the Company received and accepted Empires offer to purchase the property for $8,500,000. The property was sold on March 15, 1996. After paying certain costs of the sales transaction and a prepayment charge of $261,196 satisfying the mortgage loan collateralized by the Empire property, the Company realized net cash proceeds of approximately $3,675,000. A gain of $667,396, net of costs of sale and the prepayment charge, was recognized on the sale. As a result of the sale of the Empire property, annual cash flow (rents less mortgage debt service) will decrease by approximately $415,000.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------


Results of Operations:
- ----------------------

   The increase in net income of $602,000 for the three-month period ended March 31, 1996 as compared with the period ended March 31, 1995 was due to net gain on sales of real estate of $656,000. Excluding the effect of the sales, income would have decreased by $54,000 (3%). The decrease in income before sales was due to an increase in interest expense and a decrease in other interest income. This was partially offset by an increase in income from the Companys equity investment in properties leased to Marriott International, Inc. (Marriott). The decrease in other interest income was due to escrow deposits relating to property sales in the fourth quarter of 1994 which were released to the Company in the first quarter of 1995. Interest expense increased as a result of obtaining a mortgage loan on the EnviroWorks, Inc. (EnviroWorks) property upon completion of construction in September 1995 and, to a lesser extent, higher interest rates on certain of the Companys mortgage loans with variable rates. Although lease revenues were unchanged, the Companys lease revenues benefitted from a rent increase effective October 1995 on the lease with Information Resources Incorporated and lease revenues from EnviroWorks subsequent to the completion of construction. These increases fully offset the loss of rents resulting from the termination of the Xerox Corporation (Xerox) lease in August 1995. Equity income from the Marriott investment increased due to the commencement of principal payments on a limited recourse mortgage loan collateralized by thirteen Courtyard by Marriott hotels in May 1995. Such loan is scheduled to fully amortize over the next 16 years.

Financial Condition:
- --------------------

   There has been no material change in the Companys financial condition since December 31, 1995. The Companys cash position has significantly improved as the result of selling two properties which were leased to Safeway Supermarkets Incorporated (Safeway) and a property leased to Empire of America Realty Credit Corp. (Empire). With net proceeds from these sales of $10,740,000, the Company satisfied the mortgage loan on the Empire property of $4,443,000 and paid off a loan of $2,480,000 which had been drawn on the Companys line of credit, as described below, thereby contributing $3,817,000 to the Companys cash reserves. As a result of selling the Safeway and Empire properties and the repayment of the Empire loan and line of credit, annual cash flow (rents less mortgage debt service) will decrease by $667,000.

   Cash from operating activities of $1,272,000 was not sufficient to pay dividends of $1,495,000 and $287,000 of scheduled principal payment installments. Accordingly, the Company used $510,000 of cash reserves to fund the difference. The Company is evaluating reinvestment opportunities and the need to maintain appropriate levels of cash reserves to meet its current and expected obligations. The Company is also evaluating its ability to maintain the current dividend rate. Expected cash from operations, taking into account the reinvestment of funds from property sales, may not be sufficient to fully fund future dividends at the current levels and scheduled mortgage principal payments for approximately two years. Management may consider utilizing its cash reserves to fund any shortfalls during this period or reduce the dividend rate to a level that could be sustained solely from current cash flow from operations. In addition, the Companys cash balances have continued to benefit from the Advisors voluntary deferral of a portion of asset management and performance fees. The Company is currently committed to repairing and/or replacing the roof at a property in Drayton Plains, Michigan leased to Kmart Corporation (Kmart) at a cost estimated to be $375,000. The Company is also evaluating whether the Kmart property in Denton, Texas will require a similar commitment.

   In January 1996, the Company drew an advance of $2,480,000 on its line of credit in order to satisfy a mortgage loan which had matured on two Kmart properties. As stated above, the advance was subsequently repaid. The Company is currently monitoring the credit rating of Kmart, and, to the extent that the credit rating improves, the Company will pursue placing new limited recourse mortgage debt on the properties. A mortgage loan on the Companys property leased to Warehouse Associates which had been scheduled to mature in April 1996 has been extended an additional five years pursuant to an extension option which was available to the Company. If the Company had not exercised the option, a balloon payment of $977,000 would have been due. The Company has a tentative agreement to sell the Stamford, Connecticut property formerly leased to Xerox to the mortgage lender for $10,000 and full satisfaction of the $6,300,000 limited recourse mortgage loan which matured in September 1995. Although the lender has no recourse to any Company assets other than the property, the lender has not yet acted to complete the transaction.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                    PART II
                                    -------



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------


           During the quarter ended March 31, 1996 no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

     (a)     Exhibits:

             None.


     (b)     Reports on Form 8-K:


           During the quarter ended March 31, 1996, the Company was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



        5/17/96             By:          /s/ Claude Fernandez
      --------------        ---         ------------------------------
         Date                           Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)



        5/17/96             By:          /s/ Michael D. Roberts
      --------------        ---         -------------------------------
         Date                           Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)