Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1996-08-12
CIK 778214

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                     JUNE 30, 1996
                                ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from                         to
                               -----------------------     ---------------------

Commission file number                           0-19156
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes   [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                             [X] Yes   [ ] No

                7,206,642 shares of common stock; $.001 Par Value
                         outstanding at August 8, 1996

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     INDEX


PART I                                                          Page No.
- ------                                                          --------

Consolidated Balance Sheets, December 31, 1995 and
June 30, 1996                                                       2

Consolidated Statements of Income for the three
months ended June 30, 1995 and 1996                                 3

Consolidated Statements of Cash Flows for the six
months ended June 30, 1995 and 1996                                 4

Notes to Consolidated Financial Statements                         5-8

Item 2. - Management's Discussion of Operations                    9-10


PART II
- -------

Item 4. - Submission of Matters to a Vote of Security Holders      11

Item 6. - Exhibits and Reports on Form 8-K                         11

Signatures                                                         12




* The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                    PART I
                                    -------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,     June 30,
                                                             1995           1996
                                                         -------------  -------------
                                                            (Note)       (Unaudited)
          ASSETS:
     Land and buildings, net of
       accumulated depreciation of
       $8,686,779 at December 31, 1995 and
       $9,688,696 at June 30, 1996                       $ 91,413,487   $ 89,210,793
     Net investment in direct financing leases             26,526,818     25,401,428
     Investment in real estate trust                       10,432,181     10,710,705
     Real estate held for sale                             10,079,819
     Cash and cash equivalents                              2,249,315      6,971,366
     Accrued interest and  rents receivable                    47,431         35,761
     Other assets                                             689,358        902,858
                                                         ------------   ------------
           Total assets                                  $141,438,409   $133,232,911
                                                         ============   ============

          LIABILITIES:
     Limited recourse mortgage notes payable             $ 84,384,583   $ 75,442,333
     Accrued interest payable                                 850,986      1,098,157
     Accounts payable and accrued expenses                    240,505        119,727
     Accounts payable to affiliates                         3,044,843      3,507,063
     Prepaid rental income                                     44,337
                                                         ------------   ------------
           Total liabilities                               88,565,254     80,167,280
                                                         ------------   ------------

     Minority interest                                      2,987,811      2,766,671
                                                         ------------   ------------

          SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value:
      authorized, 7,217,294 shares;
      issued and outstanding                                    7,217          7,217

     Additional paid-in capital                            62,160,058     62,160,058
     Dividends in excess of accumulated
       earnings                                           (12,193,839)   (11,780,223)
                                                         ------------   ------------
                                                           49,973,436     50,387,052
     Less treasury stock, 10,652 shares                       (88,092)       (88,092)
                                                         ------------   ------------
           Total shareholders' equity                      49,885,344     50,298,960
                                                         ------------   ------------

           Total liabilities and shareholders' equity    $141,438,409   $133,232,911
                                                         ============   ============

The accompanying notes are an integral part of the consolidated financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                             Three Months Ended             Six Months Ended
                                      June 30, 1995     June 30, 1996  June 30, 1995  June 30, 1996
                                    ------------------  -------------  -------------  -------------
Revenues:
 Rental income from
  operating leases                          $3,021,229     $2,939,935     $6,189,495     $6,129,087
 Interest from direct
  financing leases                             962,772        823,212      1,922,302      1,762,096
 Other interest income                          36,609         89,561        118,236        142,115
                                            ----------     ----------     ----------     ----------
                                             4,020,610      3,852,708      8,230,033      8,033,298
                                            ----------     ----------     ----------     ----------

Expenses:
 Interest                                    2,022,930      1,948,561      4,040,395      4,049,085
 Depreciation                                  483,306        499,584        965,884      1,001,917
 General and administrative                    281,850        296,232        487,612        515,853
 Property expenses                             457,408        457,850        856,680        872,742
 Amortization                                   14,051         14,408         38,159         28,959
                                            ----------     ----------     ----------     ----------
                                             3,259,545      3,216,635      6,388,730      6,468,556
                                            ----------     ----------     ----------     ----------
   Income before minority
    interest in income, income
    from equity investment
    and net gain on sales of
    real estate                                761,065        636,073      1,841,303      1,564,742

Minority interest in income                    153,266         87,941        309,871        176,068
                                            ----------     ----------     ----------     ----------
   Income before income
    from equity investment
    and net gains on sale of
    real estate                                607,799        548,132      1,531,432      1,388,674

Income from equity investment                  359,751        381,121        853,303        903,213
                                            ----------     ----------     ----------     ----------
   Income before net gain
   on sales of real estate                     967,550        929,253      2,384,735      2,291,887

Net gain on sales of real estate                              456,107                     1,112,486
                                            ----------     ----------     ----------     ----------

 Net income                                 $  967,550     $1,385,360     $2,384,735     $3,404,373
                                            ==========     ==========     ==========     ==========

Net income per share                              $.13           $.19           $.33           $.47
                                                  ====           ====           ====           ====
Weighted average shares
 outstanding                                 7,217,294      7,206,642      7,217,294      7,206,642
                                            ==========     ==========     ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         1995           1996
                                                                     ------------   ------------
     Cash flows from operating activities:
       Net income                                                    $  2,384,735   $  3,404,373
       Adjustments to reconcile net income
          to net cash provided by operating activities:
         Depreciation and amortization                                  1,004,043      1,030,876
         Minority interest in income
         Equity income from investment in real estate
          investment trust in excess of dividends received                (97,531)      (278,524)
         Other noncash items                                               78,411         22,519
         Net gain on sales of real estate                                             (1,112,486)
         Net change in operating assets and liabilities                    14,274        316,024
                                                                     ------------   ------------
            Net cash provided by operating activities                   3,383,932      3,382,782
                                                                     ------------   ------------

     Cash flows from investing activities:
         Proceeds from sale of real estate                                            13,734,572
         Purchases of real estate and other capitalized costs         (10,078,738)      (241,156)
         Funds released from escrow in connection with
           investing activities                                         5,122,501
                                                                     ------------   ------------
             Net cash (used in) provided by investing activities       (4,956,237)    13,493,416
                                                                     ------------   ------------

     Cash flows from financing activities:
         Proceeds from note payable                                                    2,480,000
         Repayment of note payable                                                    (2,480,000)
         Payments of mortgage payable                                                 (8,382,243)
         Proceeds from issuance of mortgage notes payable               4,812,131
         Dividends paid                                                (2,986,165)    (2,990,757)
         Distributions to minority interest in excess of
           minority interest in income                                   (147,151)      (221,140)
         Payments of mortgage principal                                  (444,109)      (560,007)
         Purchase of treasury stock                                       (88,092)
                                                                     ------------   ------------
           Net cash provided by (used in) financing activities          1,146,614    (12,154,147)
                                                                     ------------   ------------

             Net (decrease) increase in cash and cash equivalents        (425,691)     4,722,051

     Cash and cash equivalents, beginning of period                     3,367,392      2,249,315
                                                                     ------------   ------------

          Cash and cash equivalents, end of period                   $  2,941,701   $  6,971,366
                                                                     ============   ============

     Supplemental disclosure of cash flows information:

          Interest paid                                              $  4,202,733  $  3,801,914
                                                                     ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Note 1.  Basis of Presentation:
              ---------------------

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



     Note 2.  Transactions with Related Parties:
              ---------------------------------

     For the three-month and six-month periods ended June 30, 1995, the Company incurred asset management fees of $194,790 and $389,042, respectively, incentive fees in like amount and general and administrative expense reimbursements of $97,250 and $172,589, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1996, the Company incurred asset management fees of $436,703 and $209,739, respectively, incentive fees in like amount and general and administrative expense reimbursements of $113,101 and $192,722, respectively, payable to an affiliate.

     The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-month periods ended June 30, 1995 and 1996 were $80,937 and $62,014, respectively.



     Note 3.  Dividends:
              ---------

     Dividends declared and paid to shareholders during the six months ended June 30, 1996 are summarized as follows:

     Quarter Ended           Paid      Per Share
     -----------------    ----------   ---------
     December 31, 1995    $1,495,378    $0.2075
                          ==========
     March 31, 1996       $1,495,379    $0.2075
                          ==========


     A dividend of $.2075 per share ($1,495,378) was declared and paid in July 1996 for the quarter ended June 30, 1996.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Note 4.  Industry Segment Information:
              ----------------------------

     The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 1995 and 1996 are as follows:

                                                       1995          1996
                                                   ------------  ------------
     Per Statements of Income:
       Rental income from operating leases         $ 6,189,495     $6,129,087
       Interest from direct financing leases         1,922,302      1,762,096
     Adjustments:
       Rental income attributable to
          minority interests                        (1,122,869)      (958,656)
       Share of interest income from equity
          investment's direct financing lease        2,232,159      2,242,951
                                                   -----------    -----------
                                                   $ 9,221,087    $ 9,175,478
                                                   ===========    ===========


     For the six-month periods ended June 30, 1995 and 1996, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:


                                                1995      %      1996      %
                                             ----------- ---- ----------- ----
     Marriott International, Inc. (a)         $2,232,159  24%  $2,242,951  24%
     Information Resources Incorporated (b)    1,371,526  15    1,458,007  16
     The Titan Corporation (b)                 1,009,517  11    1,009,517  11
     New WAI, L.P./Warehouse Associates          720,144   8      740,296   8
     EnviroWorks, Inc.                                            693,878   8
     Harvest Foods, Inc.                         619,091   7      619,485   7
     Wal-Mart Stores, Inc.                       596,845   6      597,341   7
     Kmart Corporation                           442,553   5      469,191   5
     Child Time Childcare Inc.                   371,229   4      371,229   4
     Neodata Corporation                         277,914   3      280,572   3
     Empire of America Realty Credit Corp.       452,022   5      188,322   2
     Summagraphics Corporation                   220,554   2      179,633   2
     Best Buy Co., Inc.                          157,115   2      117,419   1
     US West Communications, Inc.                111,300   1      111,300   1
     Safeway Stores Incorporated                 196,875   2       96,337   1
     Xerox Corporation (b)                       442,243   5
                                              ---------- ---   ---------- ---
                                              $9,221,087 100%  $9,175,478 100%
                                              ========== ===   ========== ===

     (a) Represents the Company's proportionate share of lease revenues from an equity investment.
     (b)  Net of Corporate Property Associates 9's minority interest.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     Note 5.  Equity Investment:
              -----------------

     The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

     (in thousands)
                                       December 31, 1995  June 30, 1996
                                       -----------------  -------------
         Assets                              $149,910       $149,817
         Liabilities                          108,876        107,488
         Shareholders' equity                  41,034         42,329


                                               Six Months Ended
                                       June 30, 1995      June 30, 1996
                                       -----------------  -------------
         Revenue                             $  9,433       $  9,480
         Interest and other expense             5,734          5,568
                                             --------       --------
         Net income                          $  3,699       $  3,912
                                             ========       ========

     Note 6.  Sale of Real Estate:
              -------------------

     On October 16, 1992, the Company purchased land, and a retail store in Charlotte, North Carolina, for $2,435,000 subject to an existing net lease with SportsTown, Inc. which lease was subsequently assumed by Best Buy Co., Inc. Subsequent to the purchase, the Company obtained a mortgage loan for $1,600,000 collateralized by the property.

     On May 16, 1996, the Company sold the property for $3,250,000. Net of the costs of sale and paying off the remaining balance of $1,509,371 outstanding on the mortgage loan, the Company realized cash proceeds of $1,588,000 and recognized a gain of $504,175 on the sale. As a result of the sale, annual cash flow (rents less mortgage debt service) will decrease by approximately $126,000.

     Note 7.  Harvest Foods, Inc.:
              -------------------

     On February 21, 1992, the Company and Carey Institutional Properties, Incorporated ("CIP(TM)"), an affiliate, purchased as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. The total purchase price of the Harvest properties was $20,165,000. The Company and CIP(TM) each contributed $3,950,000 of equity and obtained $12,265,000 of limited recourse mortgage financing (of which the Company's share was $6,132,500) from two lenders of $9,265,000 and $3,000,000, respectively, to fund the purchase of the Harvest properties.

     On June 18, 1996 Harvest filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. Harvest did not pay a portion of post-petition rent of $132,000 of which the Company's share is $66,000. The Company and CIP(TM) are currently pursuing their legal remedies.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                 ITEM 2.-MANAGEMENT'S DISCUSSION OF OPERATIONS
                 ---------------------------------------------

     Results of Operations:
     ---------------------

          Net income for the three-month and six-month periods ended June 30, 1996 increased by $418,000 and $1,020,000, respectively, as compared with net income for the three-month and six-month periods ended June 30, 1995. The increase is due to the net gain on sales of real estate of $456,000 and $1,112,000 for the three-month and six-month periods ended June 30, 1996, respectively. Income before gain on sales reflected slight decreases for the comparable three-month and six-month periods ended June 30, 1996 as compared with the similar periods ended June 30, 1995.

          The decrease in income before gains for both the comparable three-month and six-month periods was due to a decrease in lease revenues which were partially offset by increases in other interest income and income from the Company's equity investment in a real estate investment trust which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. ("Marriott"). Lease revenues decreased due to the sales of the Empire of America Realty Credit Corp. ("Empire") property, two of the Safeway Supermarkets Incorporated ("Safeway") properties in the first quarter of 1996 and the Best Buy Co., Inc. ("Best Buy") property in May 1996. Additionally, lease revenues decreased due to the termination of the Xerox Corporation ("Xerox") lease in August 1995. Such decreases were partially offset by rent from the EnviroWorks, Inc. lease which became effective in September 1995 and from a rent increase effective October 1995 on the lease with Information Resources, Inc. Other interest income increased due to interest earned on the proceeds from the aforementioned sales. Equity income from the Marriott investment increased due to the continuing amortization of principal payments on its limited recourse mortgage loan and an increasing trend of rentals received under a sales override provision in the Marriott lease.


     Financial Condition:
     -------------------

          There has been no material change in the Company's financial condition since December 31, 1995. The Company's cash position has improved substantially to $6,971,000; however, this is entirely due to the net proceeds from the aforementioned sales of $7,796,000. The Company utilized $2,480,000 to pay off a loan drawn from the Company's credit facility. The Company is currently evaluating potential property acquisitions to reinvest the remaining sales proceeds. As a result of the property sales, annual cash flow (rentals less mortgage debt service) will decrease by approximately $795,000; a substantial portion, if not all, of the decrease in cash flow would be replaced upon reinvestment of the sales proceeds.

          Cash from operating activities of $3,383,000 and cash reserves of $168,000 were used to pay dividends of $2,991,000 and $560,000 of scheduled principal payment installments. Accordingly, the Company used $389,000 of cash reserves to fund the difference. The Company is also evaluating its ability to maintain the current dividend rate while considering reinvestment opportunities and the need to maintain appropriate levels of cash reserves to meet current and expected obligations. Expected cash from operations, taking into account the reinvestment of funds from property sales, may not be sufficient to fully fund future dividends at the current levels and scheduled mortgage principal payments for approximately two years. Management may consider utilizing its cash reserves to fund any shortfalls during this period or reduce the dividend rate to a level that could be sustained solely from current cash flow from operations. In addition, the Company's cash balances have continued to benefit from the Advisor's voluntary deferral of a portion of asset management and performance fees which amount to $3,400,000 at June 30, 1996. Cash flow may also be affected by the June 1996 bankruptcy filing of a tenant, Harvest Foods, Inc. ("Harvest"). Annual cash flow from Harvest is approximately $610,000 and, although the Harvest lease may be affirmed during the bankruptcy process, the uncertainty related to this situation will be closely monitored by Management.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            -----------------------------------------------------

          Since December 31, 1995, the Company has paid $240,000 toward replacing the roof on a property leased to Kmart Corporation ("Kmart") as required under the Kmart leases, and expects to incur an additional $140,000 to complete such replacement. The Company is currently evaluating whether it will need to incur similar costs at its Kmart property in Denton, Texas this year. In addition to paying off the mortgage loan on properties sold, in January 1996, the Company drew an advance of $2,480,000 on its line of credit in order to satisfy a mortgage loan of like amount which had matured on two Kmart properties. As stated above, the advance was subsequently repaid. The Company is currently monitoring the credit rating of Kmart, and, to the extent that the credit rating improves, the Company may pursue placing new limited recourse mortgage debt on the properties. Any such funds obtained from refinancing the Kmart properties could be utilized for additional property acquisitions in order to further diversify the portfolio. A mortgage loan on the Company's property leased to Warehouse Associates which had been scheduled to mature in April 1996 has been extended an additional five years pursuant to an extension option which was available to and exercised by the Company. If the Company had not exercised the option, a balloon payment of $977,000 would have been due.

          Although the Company had reached a tentative agreement to sell its vacant property in Stamford, Connecticut back to its lender for $10,000 in full satisfaction of the $6,300,000 limited recourse loan on the property, the lender has impeded the Company's efforts to complete the transaction. The Company is now considering other alternatives such as attempting to sell the property to other parties. Because the loan was structured as a limited recourse obligation, the lender has no recourse to any of the Company's assets other than the encumbered property.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                    PART II
                                    -------



     Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     -------------------------------------------------------------


               An annual Shareholders meeting was held on June 6, 1996, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. 7,206,642 were eligible to vote. The following directors were re-elected for a one-year term:

                                Total        Shares     Shares      Shares
Name of Director            Shares Voting  Voting Yes  Voting No  Abstaining
- --------------------------  -------------  ----------  ---------  ----------
William P. Carey                3,814,761   3,734,039     78,972       1,750
Francis J. Carey                3,814,761   3,734,089     78,922       1,750
Charles C. Townsend, Jr.        3,814,761   3,734,589     78,422       1,750
Ralph G. Coburn                 3,814,761   3,708,342    104,669       1,750
Donald E. Nickelson             3,814,761   3,735,089     77,922       1,750
William Ruder                   3,814,761   3,719,092     93,919       1,750
Warren G. Wintrub               3,814,761   3,718,989     94,022       1,750



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

        (a) Exhibits:

            None.


        (b) Reports on Form 8-K:


              During the quarter ended June 30, 1996, the Company was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



         8/8/96              By:     /s/ Claude Fernandez
     --------------             ------------------------------
          Date                  Claude Fernandez
                                Executive Vice President and
                                Chief Administrative Officer
                                (Principal Financial Officer)



         8/8/96              By:     /s/ Michael D. Roberts
     --------------             -------------------------------
          Date                  Michael D. Roberts
                                First Vice President and Controller
                                (Principal Accounting Officer)