Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1996-11-12
CIK 778214

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1996
                              --------------------------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                           0-19156
                      ----------------------------------------------------------

     CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED, a Maryland corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 MARYLAND                                    13-3559213
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                               No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (212) 492-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                               [_] Yes  [_] No


               7,206,642 shares of common stock; $.001 Par Value
                       outstanding at November 11, 1996

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                     INDEX


                                                                       Page No.
                                                                       --------
PART 1
------
Item 1. - Financial Information*

            Consolidated Balance Sheets, December 31, 1995
            and September 30, 1996                                        2

            Consolidated Statements of Operations for the
            three and nine months ended September 30,  1995
            and 1996                                                      3

            Consolidated Statements of Cash Flows for the
            nine months ended September 30, 1995 and 1996                 4

            Notes to Consolidated Financial Statements                   5-7

Item 2. - Management's Discussion of Operations                          8-9


PART II
-------

Item 4. - Submission of Matters to a Vote of Security Holders            10

Item 6. - Exhibits and Reports on Form 8-K                               10

Signatures                                                               11



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                    PART I
                                    -------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS



                                                  December 31,    September 30,
                                                      1995            1996
                                                  ------------    -------------
                                                     (Note)        (Unaudited)
      ASSETS:
Land and buildings, net of
  accumulated depreciation of
  $8,686,779 at December 31, 1995 and
  $10,191,915 at September 30, 1996               $ 91,413,487    $ 88,834,977
Net investment in direct financing leases           26,526,818      25,421,758
Investment in real estate trust                     10,432,181      10,900,562
Real estate held for sale                           10,079,819
Cash and cash equivalents                            2,249,315       6,691,756
Accrued interest and  rents receivable                  47,431          86,514
Other assets                                           689,358         775,079
                                                  ------------    ------------
         Total assets                             $141,438,409    $132,710,646
                                                  ============    ============

      LIABILITIES:
Limited recourse mortgage notes payable           $ 84,384,583    $ 75,166,595
Accrued interest payable                               850,986       1,272,900
Accounts payable and accrued expenses                  240,505         239,329
Accounts payable to affiliates                       3,044,843       3,738,560
Prepaid rental income                                   44,337          41,581
                                                  ------------    ------------
         Total liabilities                          88,565,254      80,458,965
                                                  ------------    ------------

Minority interest                                    2,987,811       2,827,701
                                                  ------------    ------------

      SHAREHOLDERS' EQUITY:
Common stock, $.001 par value;
  authorized,7,217,294 shares;
  issued and outstanding                                 7,217           7,217

Additional paid-in capital                          62,160,058      62,160,058
Dividends in excess of accumulated
  earnings                                         (12,193,839)    (12,655,203)
                                                  ------------    ------------
                                                    49,973,436      49,512,072
Less treasury stock, 10,652 shares                     (88,092)        (88,092)
                                                  ------------    ------------
         Total shareholders' equity                 49,885,344      49,423,980
                                                  ------------    ------------

         Total liabilities and shareholders'
         equity                                   $141,438,409    $132,710,646
                                                  ============    ============

The accompanying notes are an integral part of the consolidated financial statements.


Note: The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   Three Months Ended                        Nine Months Ended
                                        September 30, 1995   September 30, 1996   September 30, 1995   September 30, 1996
                                        ------------------   ------------------   ------------------   ------------------

Revenues:
 Rental income from
  operating leases                             $ 2,908,885          $ 2,849,302          $ 9,098,380           $8,978,389
 Interest from direct
  financing leases                                 959,520              809,194            2,881,822            2,570,949
   Other interest income                            33,077               97,262              151,313              239,718
                                               -----------          -----------          -----------          -----------
                                                 3,901,482            3,755,758           12,131,515           11,789,056
                                               -----------          -----------          -----------          -----------

Expenses:
 Interest                                        2,051,205            1,928,651            6,091,600            5,977,736
 Depreciation                                      482,944              503,219            1,448,828            1,505,136
 General and
  administrative                                   213,304              248,237              700,916              764,090
 Property expenses                                 458,734              544,809            1,315,414            1,417,551
 Amortization                                       14,052               11,614               52,211               40,573
 Writedown to net realizable value               7,519,431                                 7,519,431
                                               -----------          -----------          -----------          -----------
                                                10,739,670            3,236,530           17,128,400            9,705,086
                                               -----------          -----------          -----------          -----------
  (Loss) income before minority
    interest in (loss) income,
    income from equity
    investments and net gain on
    sales of real estate                        (6,838,188)             519,228           (4,996,885)           2,083,970

Minority interest in loss (income)               2,291,704             (260,439)           1,981,833             (436,507)
                                               -----------          -----------          -----------          -----------
  (Loss) income  before income
    from equity investments
    and net gains on sale of
    real estate                                 (4,546,484)             258,789           (3,015,052)           1,647,463

Income from equity
 investments                                       367,111              422,273            1,220,414            1,325,486
                                               -----------          -----------          -----------          -----------

  (Loss) income before net gain
    on sales of real estate                     (4,179,373)             681,062           (1,794,638)           2,972,949

Net gain on sales of real estate                                        (60,664)                                1,051,822
                                               -----------          -----------          -----------          -----------

Net (loss) income                              $(4,179,373)         $   620,398          $(1,794,638)          $4,024,771
                                               ===========          ===========          ===========           ==========

Net (loss) income per share                          $.(58)                $.09                $.(25)                $.56
                                               ===========          ===========          ===========           ==========

Weighted average shares
 outstanding                                     7,206,642            7,206,642            7,210,154            7,206,642
                                               ===========          ===========          ===========           ==========

The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                  --------------------------
                                                                                                  1995                  1996
                                                                                                  ----                  ----
Cash flows from operating activities:
 Net (loss) income                                                                           $ (1,794,638)           $4,024,771
 Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
   Depreciation and amortization                                                                1,501,039             1,545,709
   Minority interest in loss                                                                   (1,981,833)
   Equity income from investment in real estate
   investment trust in excess of dividends received                                              (239,242)             (468,381)
   Other noncash items                                                                             37,861
   Writedown to net realizable value                                                            7,519,431
   Net gain on sales of real estate                                                                                  (1,051,822)
   Net change in operating assets and liabilities                                                  82,738               951,047
                                                                                             ------------          ------------
       Net cash provided by operating activities                                                5,125,356             5,001,324
                                                                                             ------------          ------------

Cash flows from investing activities:
 Proceeds from sale of real estate                                                                                   13,673,908
 Purchases of real estate and other capitalized costs                                         (11,460,731)             (368,558)
 Funds released from escrow in connection with
   investing activities                                                                         5,122,501
                                                                                             ------------          ------------
       Net cash (used in) provided by investing activities                                     (6,338,230)           13,305,350
                                                                                             ------------          ------------

Cash flows from financing activities:
 Dividends paid                                                                                (4,480,103)           (4,486,135)
 Proceeds from note payable                                                                                           2,480,000
 Repayment of note payable                                                                                           (2,480,000)
 Payments of mortgage payable                                                                                        (8,382,243)
 Payments of mortgage principal                                                                  (665,504)             (835,745)
 Proceeds from mortgages                                                                       12,000,000
 Payment of construction loan                                                                  (6,000,000)
 Distributions to minority interest in excess of
  minority interest in (loss) income                                                             (650,483)             (160,110)
 Purchase of treasury stock                                                                       (88,092)
                                                                                             ------------          ------------
     Net cash provided by (used in) financing activities                                          115,818           (13,864,233)
                                                                                             ------------          ------------

       Net (decrease) increase in cash and cash equivalents                                    (1,097,056)            4,442,441

Cash and cash equivalents, beginning of period                                                  3,367,392             2,249,315
                                                                                             ------------          ------------

    Cash and cash equivalents, end of period                                                 $  2,270,336          $  6,691,756
                                                                                             ============          ============


Supplemental disclosure of cash flows information:

       Interest paid                                                                         $  6,302,072          $  5,555,822
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



Note 2.  Transactions with Related Parties:
         ---------------------------------

For the three-month and nine-month periods ended September 30, 1995, the Company incurred asset management fees of $195,634 and $584,676, respectively, performance fees in like amount and general and administrative expense reimbursements of $79,000 and $251,589, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1996, the Company incurred asset management fees of $211,938 and $648,641, respectively, incentive fees in like amount and general and administrative expense reimbursements of $124,239 and $316,961, respectively, payable to an affiliate.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month periods ended
September 30, 1995 and 1996 were $100,934 and $103,196, respectively.



Note 3.  Dividends:
         ---------

Dividends declared and paid to shareholders during the nine months ended September 30, 1996 are summarized as follows:

              Quarter Ended               Paid            Per Share
           -------------------         ----------         ---------

            December 31, 1995          $1,495,378         $0.2075
                                       ==========         =======
            March 31, 1996             $1,495,379         $0.2075
                                       ==========         =======
            June 30, 1996              $1,495,378         $0.2075
                                       ==========         =======


A dividend of $.2075 per share ($1,495,378) was declared and paid in October 1996 for the quarter ended September 30, 1996.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.  Industry Segment Information:
         ----------------------------

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 1995 and 1996 are as follows:


                                                  1995                 1996
                                                  ----                 ----
Per Statements of Income:
  Rental income from operating leases         $ 9,098,380          $ 8,978,389
  Interest from direct financing leases         2,881,822            2,570,949
Adjustments:
  Rental income attributable to
    minority interests                         (1,649,730)          (1,437,986)
  Share of interest income from equity
    investment's direct financing lease         3,277,868            3,291,380
                                              -----------          -----------
                                              $13,608,340          $13,402,732
                                              ===========          ===========


For the nine-month periods ended September 30, 1995 and 1996, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:


                                                   1995         %                 1996         %
                                                   ----        ----               ----        ----
Marriott International, Inc. (a)               $ 3,277,868      24%           $ 3,291,380      25%
Information Resources Incorporated (b)           2,057,288      15              2,187,010      17
The Titan Corporation (b)                        1,514,275      11              1,514,275      11
New WAI, L.P./Warehouse Associates               1,081,223       8              1,120,577       8
EnviroWorks, Inc.                                   58,117       1              1,040,818       8
Harvest Foods, Inc.                                928,719       7                929,411       7
Wal-Mart Stores, Inc.                              786,564       6                787,062       6
Kmart Corporation                                  633,993       5                671,981       5
Child Time Childcare Inc.                          556,844       4                556,844       4
Neodata Corporation                                416,871       3                427,504       3
CalComp Technology, Inc. (formerly
  Summagraphics Corporation)                       330,261       2                271,404       2
Empire of America Realty Credit Corp.              678,022       5                188,322       1
Best Buy Co., Inc.                                 235,963       2                117,419       1
US West Communications, Inc.                       166,950       1                166,950       1
Safeway Stores Incorporated                        295,313       2                131,775       1
Xerox Corporation (b)                              590,069       4
                                               -----------     ----           -----------     ----
                                               $13,608,340     100%           $13,402,732     100%
                                               ===========     ====           ===========     ====

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

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Equity Investment:
         -----------------

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)
                                    December 31, 1995   September 30, 1996
                                    ------------------  ------------------
      Assets                              $149,910            $149,978
      Liabilities                          108,876             106,799
      Shareholders' equity                  41,034              43,179


                                               Nine Months Ended
                                    September 30, 1995   September 30, 1996
                                    ------------------   ------------------
      Revenue                             $13,698              $14,088
      Interest and other expense            8,604                8,344
                                          -------              -------
      Net income                          $ 5,094              $ 5,744
                                          =======              =======


Note 6.  Property in Stamford, Connecticut:
         ---------------------------------

     In January 1991, the Company and Corporate Property Associates 9, L.P. ("CPA(R):9"), an affiliate, formed a limited partnership with the Company contributing $3,200,000 for a 68.085% ownership interest as the sole general partner and CPA(R):9 contributing $1,500,000 for a 31.915% ownership interest as limited partner. With such contributed capital and the assumption of a limited recourse mortgage loan obligation of $6,300,000, the limited partnership purchased an office building in Stamford, Connecticut for $11,000,000 and assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. In August 1994, Xerox declined to exercise its option to extend the lease and subsequently vacated the property at the end of the lease term in August 1995. Due to market conditions, the limited partnership was unsuccessful in its efforts to remarket the property and find a new lessee. In addition, the mortgage loan was scheduled to mature in September 1995. The limited partnership attempted to negotiate with the lender, proposing alternatives such as extending the maturity, satisfying the balloon payment obligation at a substantial discount or selling the property back to the lender for $10,000 in excess of the mortgage balance of $6,300,000. Although the lender had tentatively agreed to the proposal to purchase the property, the lender decided not to complete the transaction. Given these circumstances and an assessment that the net realizable value of the property was less than the mortgage balance, in 1995 the Company wrote down the property to its estimated fair value of $2,490,000.

Because of the impasse with the lender, the limited partnership retains ownership of the property. In October 1996, the Boards of Directors of the Corporate General Partner of CPA(R):9 and the Company approved a proposal that would allow the Company to transfer all or a portion of its ownership in the limited partnership to CPA(R)9 for nominal consideration. There is no assurance that any transfer of interests will be completed.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



Results of Operations:
---------------------

     Net income for the three-month and nine-month periods ended September 30, 1996 increased by $4,800,000 and $5,819,000, respectively, as compared with net income for the three-month and nine-month periods ended September 30, 1995. The increase in net income was due to the writedown to net realizable value of the Stamford, Connecticut property in the third quarter of 1995, which, net of the portion of such writedown applicable to a minority interest, reduced 1995 earnings by $5,119,000 and gains on the sale of properties in 1996. Income before gain on sales, excluding the effects of the writedown, reflected decreases of $259,000 and $351,000 for the comparable three-month and nine-month periods, respectively, ended September 30, 1996 as compared with the similar periods ended September 30, 1995.

     The decreases in income before gains and excluding the writedown were due to decreases in lease revenues and increases in property expenses and were partially offset by increases in other interest income and income from the Company's equity investment in a real estate investment trust which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. ("Marriott"). Lease revenues decreased due to the sales of the property leased to Empire of America Realty Credit Corp. ("Empire") and two properties leased to Safeway Supermarkets Incorporated ("Safeway") in the first quarter of 1996, the sale of the property leased to Best Buy Co., Inc. ("Best Buy") in the second quarter of 1996 and the termination of the Xerox Corporation ("Xerox") lease in August 1995. Such revenue decreases were partially offset by rent from the EnviroWorks, Inc. which commenced in September 1995 and a rent increase effective October 1995 on the Company's lease with Information Resources, Inc. Other interest income increased due to interest earned on the proceeds from the aforementioned sales. Equity income from the Marriott investment increased due to the continuing amortization of principal on its limited recourse mortgage loan which is fully amortizing over 16 3/4 years and an increase in rentals received pursuant to a sales override provision in the Marriott lease.

Financial Condition:
-------------------

     There has been no material change in the Company's financial condition since December 31, 1995. The Company's cash position has improved substantially due to the proceeds received from property sales which were net of amounts used to satisfy mortgage indebtedness on such properties amounted to $7,772,000. The Company also used $2,480,000 to pay off a mortgage loan collateralized by two properties leased to Kmart Corporation ("Kmart"). The Company is currently seeking to reinvest the remaining sales proceeds in a contemplated property acquisition. As a result of the property sales, annual cash flow (rentals less mortgage debt service) will decrease by approximately $795,000. A substantial portion, if not all, of the decrease in cash flow would be replaced upon reinvestment of the sales proceeds.

     Cash from operating activities of $5,001,000 and cash reserves of $321,000 were used to pay dividends of $4,486,000 and $836,000 of scheduled reduction of mortgage indebtedness. The Company is continuing to evaluate its ability to maintain the current dividend rate while considering reinvestment opportunities and the need to maintain appropriate levels of cash reserves to meet current and expected obligations. Expected cash from operations, taking into account the reinvestment of funds from property sales, may not be sufficient to fully fund future dividends at the current levels and scheduled mortgage principal payments for approximately two years. Management may consider utilizing its cash reserves to fund any shortfalls during this period or reduce the dividend rate to a level that could be sustained solely from cash flow from operations remaining after amortization of debt. In addition, the Company's cash balances have continued to benefit from the Advisor's voluntary deferral of a portion of asset management and performance fees which total $3,589,000 as of September 30, 1996. Cash flow may also be affected by the June 1996 bankruptcy filing of a tenant, Harvest Foods, Inc. ("Harvest"). Annual cash flow from Harvest is approximately $610,000. Although the Harvest lease may be affirmed during the bankruptcy process and Harvest has made all rental payments subsequent to the bankruptcy filing, the uncertainty related to this situation is being closely monitored by Management.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           ----------------------------------------------------------



     Since December 31, 1995, the Company has paid $369,000 toward replacing the roof on a Kmart property as required under the Kmart leases. The Company is currently evaluating whether it will need to incur similar costs at another of its Kmart properties in Denton, Texas within the next year. The Company is currently monitoring the credit rating of Kmart, and, if Kmart's credit rating improves to the extent that a low interest limited recourse mortgage could be obtained, the Company may pursue placing new limited recourse mortgage debt on the properties. Any such funds obtained from refinancing the Kmart properties could be utilized for additional property acquisitions in order to further diversify the portfolio.

     A mortgage loan on the Company's property leased to New WAI, L.P. ("Warehouse Associates") which had been scheduled to mature in April 1996 has been extended an additional five years pursuant to an extension option which was available to the Company. If the Company had not exercised the option, a balloon payment of $977,000 would have been due. In addition, due to successful negotiations by the Company, the interest rate on another limited recourse mortgage loan on the Warehouse Associates property was reduced from 10% to 8.75%. Although the loan provided for a rate reduction, the lender made a further reduction to the rate based on terms that the Company was in the process of negotiating from other potential lenders. As a result of the reset, annual debt service will decrease by $69,000.

     As more fully described in Note 6 to the accompanying consolidated financial statements, the Company owns a 68.085% interest as general partner in Hope Street Connecticut Limited Partnership ("Hope St."), a limited partnership, which owns a property in Stamford, Connecticut which had formerly been leased to Xerox. Corporate Property Associates 9, L.P. ("CPA(R):9"), an affiliate, owns the remaining 31.915% interest as the sole limited partner. Although Hope St. had reached a tentative agreement to sell the Stamford property back to its lender for $10,000 in full satisfaction of the $6,300,000 limited recourse loan on the property, the lender decided not to complete the transaction. Because of the impasse with the lender, Hope St. retains ownership of the property. In October 1996, the Boards of Directors of the Corporate General Partner of CPA(R):9 and the Company approved a proposal that would allow the Company to sell a portion or all of its ownership in Hope St. to CPA(R):9 for nominal consideration. Based on its projections, Management has concluded that the economic benefit from utilizing a realized loss on all or a portion of the Company's interest in Hope St. to offset realized gains recognized on the sales of the Empire and Best Buy properties is equal or greater than any potential benefits of retaining its ownership interest in Hope St. There is no assurance that any sale of interests will be completed. Because the loan was structured as a limited recourse obligation, the lender has no recourse to any of the Company's assets other than the encumbered property.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                    PART II
                                    -------



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------


             During the quarter ended September 30, 1996 no matters were submitted to a vote of Security Holders.




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

       (a)   Exhibits:

             None.


       (b)   Reports on Form 8-K:


                  During the quarter ended September 30, 1996, the Company was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



      11/12/96                  By:   /s/ Claude Fernandez
     ----------                       ------------------------------
        Date                          Claude Fernandez
                                      Executive Vice President and
                                      Chief Administrative Officer
                                      (Principal Financial Officer)



      11/12/96                  By:   /s/ Michael D. Roberts
     ----------                       -------------------------------
        Date                          Michael D. Roberts
                                      First Vice President and Controller
                                      (Principal Accounting Officer)