Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1997-04-04
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended          DECEMBER 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to

Commission file number                       0-19156

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
             (Exact name of registrant as specified in its charter)

         MARYLAND                                         13-3559213
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                    10020
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (212) 492-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

      NONE                                                  NONE



           Securities registered pursuant to Section 12(g) of the Act:

                             SHARES OF COMMON STOCK
                                (Title of Class)


                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                             [ X ] Yes  [   ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at March 26, 1997. Non-affiliates held 7,161,233 shares of common stock, $.001 Par Value outstanding at March 26, 1997.

                                     PART I

Item 1. Business.

            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a Maryland corporation on March 7, 1990 and is qualified as a real estate investment trust ("REIT") for Federal income tax purposes. Registrant's operations are managed by Carey Property Advisors (the "Advisor"), a Pennsylvania limited partnership, in accordance with an advisory agreement between Registrant and the Advisor. The general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). Affiliates of the Advisor and CFA are the general partners of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 5 ("CPA(R):5"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). The Advisor is also the advisor of Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has an advisory agreement with the Advisor. According to the terms of this agreement, the Advisor performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated June 11, 1990 filed pursuant to Rule 424(b), as supplemented by Supplements dated August 14, 1990, January 17, 1991 and March 26, 1991 under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

            A maximum of 20,000,000 Shares were offered to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial") and other selected dealers at a price of $10 per Share. Sales of the Shares to the public commenced on June 20, 1990. Issuances of Shares pursuant to the offering occurred between September 14, 1990 and June 17, 1991, for an aggregate of 7,197,294 Shares. Additionally, the Advisor purchased 20,000 Shares for $200,000 prior to the commencement of the public offering. Registrant filed a post-effective amendment to its registration statement with the Securities and Exchange Commission during 1991 withdrawing from registration the balance of the unsold Shares.

            The properties owned by Registrant are described in Properties in
Item 2. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents. Registrant has invested such funds except for the funds utilized to establish a working capital reserve in real estate. Registrant also has a line of credit of approximately $6,000,000 at December 31, 1996. The line of credit may be used for the purchase of additional real estate investments in build-to-suit construction subject to lease or to pay mortgage indebtedness as described hereafter. At December 31, 1996, there were no outstanding loans on the revolving credit facility.

            A portion of Registrant's property acquisitions have been made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may have purchased all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may have become obligated on the substantial loans necessary to finance the acquisition. In such instances, Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. This type of lessee typically will have substantially greater debt and substantially lower net worth than that attributable to the company prior to the transaction. Consequently, such lessees may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which increases directly or indirectly may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures which are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee plans to replace existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's being successful in its business and of being able to pay rentals throughout the term of a lease with Registrant.

            Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in
Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            For the year ended December 31, 1996, Registrant's share of revenues from properties occupied by Marriott International, Inc. ("Marriott"), Information Resources, Inc. ("IRI") and Titan Corporation amounted to 25%, 17% and 11%, respectively, of the total operating revenues of Registrant. See Note 8 to the Consolidated Financial Statements in Item 8. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1996. Land and buildings leased to IRI exceed 20% of Registrant's total consolidated assets. IRI's audited financial statements for the year ended December 31, 1995, reported revenues of $399,916,000, a net loss of $11,982,000, total assets of $338,536,000 and stockholders' equity of $229,754,000. IRI's financial statements for the nine-months ended September 30, 1996 reported revenues of $297,933,000, a net loss of $1,995,000, total assets of $340,506,000 and shareholders' equity of $230,574,000. Marriott's audited financial statements for the fiscal year ended December 29, 1995, reported revenues of $8,961,000,000, net income of $247,000,000, total assets of $4,018,000,000 and shareholders' equity of $1,054,000,000. Marriott's financial statements for the twenty-four weeks ended June 14, 1996, reported revenues of $4,515,000,000, net income of $138,000,000, total assets of $5,065,000,000 and shareholders' equity of $1,227,000,000. IRI and Marriott are publicly-traded companies with financial statements on file with the United States Securities and Exchange Commission.

            Except for certain of the Harvest Foods, Inc. ("Harvest") properties vacated in March 1997, all of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant, its directors and officers and the Advisor for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has secured contingent property and liability insurance on the properties owned. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Currently, there are no claims pending for property damages or liability claims. Primary insurance coverages have been obtained for the Harvest properties

            As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 8 to the Financial Statements in Item
8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases or percentage rents based on specified sales levels. The periodic rent increases are either stated, based on percentage of sales or based on formulas indexed to increases in the Consumer Price Index or Producer Price Index. Except for the Harvest lease which was terminated by Harvest pursuant to a bankruptcy proceeding, no leases were materially modified or amended during the year ended December 31, 1996. Registrant's leases provide for multiple renewal terms with initial terms on its leases expiring between 2001 and 2017.

            Since December 31, 1995, Registrant:

            (i) on January 8, 1996, drew an advance of $2,480,000 from its revolving credit facility which it then used to pay the $2,430,000 balloon payment plus accrued interest thereon to satisfy a mortgage loan encumbering properties located in Citrus Heights, California and Drayton Plains, Michigan leased to Kmart Corporation ("Kmart") which had matured in November 1995. The $2,480,000 advance was repaid in March 1996;

            (ii) together with CIP(TM), sold Safeway Stores, Incorporated ("Safeway") properties located in Glendale, Arizona and Escondido, California which they had owned as tenants-in-common with 50% ownership interests. On January 26, 1996, the Glendale store was sold for $1,950,000. On February 15, 1996, the Escondido property was sold for $3,450,000. Net of the costs of sale, Registrant realized net proceeds of $2,605,010 in cash and a promissory note. Of the consideration received in connection with the Glendale property, $1,121,500 was in the form of a promissory note of which Registrant's share is $560,750. The final installment of the promissory note was received in January 1997;

            (iii) on March 15, 1996, sold its property leased to Empire Of America Realty Credit Corp. ("Empire") for $8,500,000. On November 29, 1995, Registrant notified Empire that it was in default under the lease as Empire had previously notified Registrant of their intention to vacate the property and liquidate its business. Under the terms of the lease, Empire was required to provide Registrant with an irrevocable offer to purchase the property which offer was received and accepted in February 1996.

            (iv) on May 16, 1996, sold its property leased to Best Buy Co., Inc. ("Best Buy") for $3,250,000. Net of the costs of the sale and paying off the remaining balance of $1,509,371 outstanding on the mortgage loan collateralized by the property, Registrant realized net cash proceeds of $1,588,000; and

            (v) together with CPA(R):9, with 66.07% and 33.93% interests, respectively, refinanced in December 1996, at a lower interest rate, an existing mortgage loan collateralized by the properties leased to Childtime Childcare, Inc. The new limited recourse mortgage loan of $3,800,000 (of which Registrant's share is $2,511,000) provides for monthly installments of principal and interest of $35,546 (of which Registrant's share is $23,485) at an annual interest rate of 9.55% based on a 20-year amortization schedule. The loan matures in December 2006, at which time a balloon payment of $2,768,000 will be due (of which Registrant's share is $1,829,000). The retired loan provided for monthly payments of principal and interest of $39,930 (of which Registrant's share was $26,382) at an annual interest rate of 11.25% based on a 25-year amortization schedule with a balloon payment due in February 1998.

            A mortgage loan on Registrant's property leased to New WAI, L.P. ("Warehouse Associates") which had been scheduled to mature in April 1996 has been extended an additional five years pursuant to an extension option which was available to Registrant. If Registrant had not exercised the option, a balloon payment of $977,000 would have been due. In addition, due to successful negotiations by Registrant, the interest rate on another limited recourse mortgage loan on the Warehouse Associates property was reduced from 10% to 8.75%.

            In January 1991, Registrant and CPA(R):9 formed a limited partnership, Hope Street Connecticut Limited Partnership ("Hope St"), for the purpose of purchasing land and an office building in Stamford, Connecticut net leased to Xerox Corporation ("Xerox"). In August 1995, Xerox vacated the property at the end of the initial term. Registrant was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rental. Based on the then current conditions in the Stamford market, Management concluded that the net realizable value of the property was less than the outstanding balance of the mortgage loan. Registrant, as Hope St's general partner, attempted to negotiate with the lender and proposed various alternatives such as extending the maturity, satisfying the balloon payment obligation at a substantial discount or selling the property back to the lender a nominal amount in excess of the mortgage balance; however, the lender did not agree to any these proposals. In December 1996, the Boards of Directors of the Corporate General Partner of CPA(R):9 and Registrant approved a transaction that allowed Registrant to transfer Registrant's entire general partnership interest in the limited partnership to CPA(R):9 and a wholly-owned subsidiary of CPA(R):9 for nominal consideration.

            On February 21, 1992, Registrant and CIP(TM) purchased as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest as lessee. On June 18, 1996 Harvest filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. Subsequent to Harvest's bankruptcy filing, Harvest filed a motion to sever the master lease into 15 separate leases. Registrant and CIP(TM) vigorously opposed the motion which Harvest subsequently withdrew. In March 1997, the Bankruptcy Court approved Harvest's motion to terminate the master lease. Registrant has agreements-in-principle to sell one of the properties and lease two of the supermarkets. As final agreements have not been completed for sale or lease of properties, there is no assurance that the proposed sale or lease of properties will occur. The two limited recourse mortgage loans, with a combined balance of $5,782,000 at December 31, 1996 are in default and are subject to acceleration by the lenders as a result of the filing of the bankruptcy petition. A portion of the debt service for the period subsequent to December 31, 1996 was not paid in a timely manner. As the lender's sole recourse is to the Harvest properties, Registrant and CIP(TM) are evaluating their options including proposing a restructuring of the loan.

            Subsequent to December 31, 1996, Registrant has, on February 25, 1997, drawn an advance of $1,554,000 from its revolving credit facility to satisfy a mortgage balloon payment of $1,600,000 for the loan collateralized by the Denton, Texas property leased to Kmart.

            As Registrant's objective is to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate. No initial term of a lease expires until after the year 2000. Because Registrant is generally more significantly affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

            In connection with the purchase of its properties, Registrant requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that Registrant's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or on-site historical activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow Registrant to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow Registrant to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of Registrant, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on Registrant's financial condition, liquidity or results of operations.

            Registrant does not have any employees. An affiliate of the Advisor employs twelve individuals who perform accounting, secretarial and transfer services for Registrant. Service Data Corporation performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

Item 2. Properties.


     LEASE                                                                 TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                        INTEREST
----------------       ----------------         --------                   -----------------
US WEST                Office/Repair            Scottsdale,                Ownership of land
COMMUNICATIONS         Facility                 Arizona                    and building
INC.

INFORMATION            Office Buildings         Chicago,                   Ownership of a 66.67%
RESOURCES INC.                                  Illinois                   interest in a limited
                                                                           partnership owning land
                                                                           and buildings (1)

K MART                 Retail Stores            Denton, Texas;             Ownership of land and
CORPORATION            - 3 locations            Drayton Plains,            buildings
                                                Michigan; and
                                                Citrus Heights,
                                                California

CHILDTIME              Child Daycare            Westland - 2 and           Ownership of a 66.07%
CHILDCARE, INC.        Centers                  Sterling Heights,          interest in land and
                        - 12 locations          Michigan; Chandler         buildings (1)
                                                and Tucson, Arizona;
                                                Duncanville, Carrollton
                                                and Lewisville, Texas;
                                                Chino, Garden Grove,
                                                Alhambra and
                                                Tustin/Santa Ana,
                                                California

NEW WAI, L.P./         Warehouse                Lima, Ohio                 Ownership of land and
WAREHOUSE              Facility                                            buildings (1)
ASSOCIATES

TITAN CORPORATION      Office Building          San Diego,                 Ownership of an 81.46%
                                                California                 interest in a Limited
                                                                           Partnership owning land
                                                                           and building (1)

WAL-MART STORES, INC.  Retail Stores            Center, Groves,            Ownership of a 50%
                       - 6 locations            Silsbee and Vidor,         interest in land
                                                Texas;                     and buildings (1)
                                                Weatherford,
                                                Oklahoma;
                                                Fort Smith, Arkansas;

     LEASE                                                                    TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY            LOCATION                        INTEREST
---------------        ----------------            --------                   -----------------
SAFEWAY STORES         Supermarket                 Broken Arrow,              Ownership of a 50%
INCORPORATED                                       Oklahoma                   interest in land
                                                                              and buildings

MARRIOTT               Hotels                      Irvine, Sacramento,        Ownership of a 23.67%
INTERNATIONAL, INC.    - 13 locations              and San Diego,             interest in a company
                                                   California;                owning land
                                                   Orlando - 2,               and buildings (1)
                                                   Florida;
                                                   Des Plains,
                                                   Illinois;
                                                   Indianapolis,
                                                   Indiana;
                                                   Louisville, Kentucky;
                                                   Linthicum, Maryland;
                                                   Las Vegas, Nevada;
                                                   Newark, New Jersey;
                                                   Albuquerque,
                                                   New Mexico;
                                                   Spokane, Washington

Properties             Retail Stores               Little Rock - 7, Hope,     Ownership of a 50%
formerly leased to     and Office                  North Little Rock,         interest in land
HARVEST FOODS,         Buildings - 15 locations    Conway, Hot Springs,       and buildings
INCORPORATED                                       Texarakana and             except as noted (1)(2)
                                                   Jonesboro, Arkansas;
                                                   Ruston, Louisiana;
                                                   Clarksdale,
                                                   Mississippi

CALCOMP TECHNOLOGY     Office/                     Austin,                    Ownership of a 50%
(FORMERLY              Manufacturing               Texas                      interest in land and
SUMMARGRAPHICS         Facility                                               buildings (1)
CORPORATION)

NEODATA                Distribution/               Louisville,                Ownership of a 20%
CORPORATION            Warehouse/Office            Colorado                   interest in land and
                       Facility                                               buildings (1)

ENVIROWORKS, INC.      Manufacturing/              Apopka, Florida            Ownership of land
                       Distribution Facility                                  and buildings (1)

(1)  These properties are encumbered by mortgage notes payable.

(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs, North Little Rock and Jonesboro, Arkansas.

            The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Registrant's
                    Share                  Current      Lease
Lease            of Current      Square    Rent Per     Expiration    Renewal    Ownership                Terms of
Obligor         Annual Rents    Footage    Sq.Ft.(1)    (Mo/Year)     Terms      Interest                 Purchase Option
-------         ------------    -------    ---------    ----------    -------    ---------                ---------------
Information      $2,916,014     252,000     $17.36        9/05          YES      66.67% general                N/A
Resources,                                                                       partnership interest;
Inc.                                                                             remaining limited
                                                                                 partnership interest
                                                                                 owned by Corporate
                                                                                 Property Associates 9
                                                                                 ("CPA(R):9")

Titan             2,019,000     166,403      14.89        7/07          YES      81.46% general                N/A
Corporation                                                                      partnership interest;
                                                                                 remaining limited
                                                                                 partnership interest
                                                                                 owned by CPA(R):9

New WAI           1,454,000     534,121       2.72        3/16          YES      100%                     The greater of
L.P./                                                                                                     fair market value
Warehouse                                                                                                 or the sum of
Associates                                                                                                $12,026,000 and
                                                                                                          prepayment penalty
                                                                                                          under the note.

EnviroWorks,      1,387,757     374,289       3.71        3/10          YES      100%                          N/A
Inc.

Wal-Mart            758,886     454,251       3.34        1/08          YES      50% interest;                 N/A
Stores, Inc.                                                                     remaining
                                                                                 interest owned
                                                                                 by CIP(TM)

ChildTime           800,205      83,694      14.47        1/16          YES      66.07% interest;              N/A
Childcare                                                                        remaining
Inc.                                                                             interest owned
                                                                                 by CPA(R):9

Neodata             587,728     403,871       7.28       12/14          YES      20% interest;            The greater of fair
Corporation                                                                      remaining                market value or the
                                                                                 interest owned           sum of approximately
                                                                                 by CIP(TM)               $4,030,000 less any
                                                                                                          teant loan outstanding.



Lease            Gross
Obligor          Costs (2)
-------          ---------
Information     $23,763,219
Resources,
Inc.





Titan            16,135,554
Corporation




New WAI          12,027,029
L.P./
Warehouse
Associates



EnviroWorks,     11,180,954
Inc.

Wal-Mart          7,759,971
Stores, Inc.



ChildTime         5,566,126
Childcare
Inc.


Neodata           4,036,829
Corporation

               Registrant's
                   Share                  Current      Lease
Lease           of Current     Square     Rent Per     Expiration    Renewal    Ownership    Terms of            Gross
Obligor        Annual Rents    Footage    Sq.Ft.(1)    (Mo/Year)     Terms      Interest     Purchase Option     Costs (2)
-------        ------------    -------    ---------    ----------    -------    ---------    ---------------     ---------
K mart           $390,000      278,839      $2.17        5/01          YES        100%            N/A           $5,533,941
Corporation

(1) Represents annualized rate for rent per square foot when combined with rents applicable to tenants-in-common or minority interests in limited partnerships.

(2) Includes original cost of investment net of increase or decrease to net investment subsequent to purchase less share of investment applicable to minority interest.



            The material terms on the mortgage debt of Registrant's properties are summarized in the following table:

                                      Mortgage
                   Annual Interest    Balance        Annual Debt     Maturity    Estimated Payment
 Lease Obligor           Rate         12/31/96(2)    Service (2)       Date      Due at Maturity (2)    Prepayment Provisions
---------------    ---------------    -----------    -----------     --------    -------------------    ---------------------
Information
Resources, Inc.         10.70%        $15,046,330     $1,747,967     10/01/00        $14,413,000        Prepayment premium of
                                                                                                        the greater of 3% of
                                                                                                        the outstanding
                                                                                                        principal balance or
                                                                                                        the present value of
                                                                                                        the lender's monthly
                                                                                                        income loss between
                                                                                                        prepayment and
                                                                                                        maturity.

Titan
Corporation              9.75           8,680,252      1,084,817     07/01/03          6,530,000        Prepayment allowed
                                                                                                        after January 1,
                                                                                                        1998.  Premium will
                                                                                                        be the greater of 2%
                                                                                                        of the outstanding
                                                                                                        principal or the
                                                                                                        difference between
                                                                                                        the remaining
                                                                                                        principal balance and
                                                                                                        the present value of
                                                                                                        the remaining
                                                                                                        payments pursuant to
                                                                                                        a formula based on
                                                                                                        U.S. Treasury yields.

New WAI L.P./
Warehouse,
Associates               8.75           7,130,144        765,648     04/01/01          6,404,000
                         9.25(1)          954,688        123,500     08/01/01            779,000

Harvest Foods,
Inc.                     9.75(1)        4,281,854        512,000     01/31/02          3,752,000
                        13.00           1,500,000        204,614     12/31/02          1,420,000

Wal-Mart
Stores, Inc.             9.42           7,147,211        781,326     01/01/99          6,910,000        Prepayment premium
                                                                                                        based on a formula
                                                                                                        based on current
                                                                                                        treasury bond yield
                                                                                                        plus .5%.

                       Mortgage
                   Annual Interest    Balance        Annual Debt     Maturity    Estimated Payment
 Lease Obligor           Rate         12/31/96(2)    Service (2)     Date        Due at Maturity (2)    Prepayment Provisions
---------------    ---------------    -----------    -----------     --------    -------------------    ---------------------
ChildTime
Childcare, Inc.          9.55%         $2,510,660      $281,820      12/01/06         $1,829,000        The loan
                                                                                                        may be prepaid in
                                                                                                        full with a 5%
                                                                                                        premium, in the first
                                                                                                        five loan years and
                                                                                                        decreasing 1/2% in
                                                                                                        each loan year
                                                                                                        thereafter.

Calcomp Technology
(formerly               10.25(1)        1,712,100       230,000      08/31/99          1,573,000
Summagraphics
Corporation

Neodata
Corporation             10.00             126,838        12,684      07/01/13             58,000

                        10.00           2,610,268       312,667      12/12/04          1,981,000        The loan may be
                                                                                                        prepaid after
                                                                                                        December 31, 1999
                                                                                                        subject to a
                                                                                                        prepayment premium of
                                                                                                        the greater of 1% of
                                                                                                        the outstanding
                                                                                                        balance or a premium
                                                                                                        based on a formula
                                                                                                        based on U.S.
                                                                                                        Treasury yields.


(1)  Variable rate based on lender's prime rate.

(2)  Net of amounts attributable to minority interest.

Item 3. Legal Proceedings.

            As of the date hereof, Registrant is not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

            Information with respect to Registrant's common stock is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8. Consolidated Consolidated Financial Statements and Supplementary Data.

            The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 5 to 21 of Registrant's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.

(ii)  Consolidated Balance Sheets as of December 31, 1995 and 1996.

(iii) Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

(vi)  Notes to Consolidated Financial Statements.


Item 9. Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

            The directors and senior officers of Registrant and members of the Investment Committee of the Board of Directors of the Advisor are as follows:

                                                                          Has Served as a
                                                                          Director and/or
      Name                     Age         Positions Held                 Officer Since
      ----                     ---         --------------                 ---------------
William P. Carey               66     Chairman of the Board                     3/90
                                      Director
Francis J. Carey               71     President                                 3/90
                                      Director
Charles C. Townsend, Jr.(1)    69     Vice Chairman of the Board                3/90
                                      Director
Ralph G. Coburn (1)            87     Director                                  3/90
Donald E. Nickelson (1)        64     Director                                  3/90
William Ruder (1)              75     Director                                  3/90
George E. Stoddard             80     Chairman of Investment Committee          3/90
                                      Senior Executive Vice President
Warren G. Wintrub (1)          62     Director                                 10/92
Barclay G. Jones III           36     Executive Vice President                  3/90
Claude Fernandez               44     Executive Vice President                  3/90
                                      Chief Administrative Officer
H. Augustus Carey              39     Senior Vice President                     3/90
Anthony S. Mohl                34     Senior Vice President                     3/90
John J. Park                   32     Senior Vice President                     7/91
                                      Treasurer
Michael D. Roberts             45     First Vice President                      3/90
                                      Controller

(1)  Independent Director of Registrant.

     William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each director of Registrant is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CIP(TM) and CPA(R):12.

            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CIP(TM).

            Charles C. Townsend, Jr., Independent Director of CIP(TM) and CPA(R):12 and Vice Chairman of CIP(TM)'s was formerly Managing Director in charge of the Corporate Finance Department at Morgan Stanley & Co. and Chairman of Morgan Stanley Realty Corporation. Mr. Townsend holds a B.S.E.E. from Princeton University and an MBA from Harvard University.

            Ralph G. Coburn, Independent Director of CIP(TM) and CPA(R):12, Rear Admiral USNR (Ret.), is former President and Chief Executive Officer of Hubbard Real Estate Investments (now HRE Properties), a $100,000,000 NYSE equity REIT, sponsored by Merrill Lynch. Admiral Coburn had been engaged in a variety of real estate activities for over 30 years. A graduate of Harvard College, Harvard Law School and the Naval War College, Admiral Coburn previously served as CEO of the National Association of Real Estate Investment Trusts (NAREIT), representing the multi-billion dollar REIT industry.

            Donald E. Nickelson, Independent Director of CIP(TM), is currently Chairman of the Board and Director of Greenfield Industries, Inc., Chairman of Omniquip International, Inc. and Vice Chairman and Director of Harbour Group, a leveraged buy-out firm. He is also a Director of Sugen Corporation, D.T. Industries, Inc., Allied Healthcare Products, Inc., CIP(TM) and a Trustee of Mainstay Mutual Fund Group. He is currently a member of the Advisory Panel of Sedgwick James of New York, Inc. From 1986 to 1987 Mr. Nickelson was President of PaineWebber, Inc., from 1988 to 1990 he was President of the PaineWebber Group and Director from 1980 to 1993. Mr. Nickelson served in various capacities with affiliates of PaineWebber Inc. and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors including Wyndon Foods, Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, Inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is a former Chairman of the Pacific Stock Exchange.

            William Ruder, Independent Director of CIP(TM) and CPA(R):12, is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was Chairman of Ruder & Finn, an international public relations company which he co-founded. He is a former Assistant Secretary of Commerce of the United States and is on the Board of Directors of the United Nations Association of the United States of America, Junior Achievement and the Council on Economic Priorities. A member of the Board of Overseers of the Wharton School at the University of Pennsylvania for a number years, he has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for Economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder is a lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations.

            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

            Warren G. Wintrub, Independent Director of CIP(TM) and CPA(R):12 and Chairman of the Audit Committee, became a partner at Coopers & Lybrand LLP in 1963. He specializes in taxation and served on Coopers & Lybrand LLP's Executive Committee from 1976 to 1988 and chaired its Retirement Committee from 1979-1992. Mr. Wintrub serves as a director of Getty Petroleum Corp. and Chromcraft Revington, Inc. He received a B.S. degree from Ohio State University and an LL.B. degree from Harvard Law School.

            Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in accounting from New York University in 1975 and his M.B.A. in finance from Columbia University Graduate School of Business in 1981.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England.
He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

            John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.



Item 11. Executive Compensation.

            This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1996 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.




Item 13. Certain Relationships and Related Transactions.

            This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1997 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV




Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


   (a)      1.    Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

   Report of Independent Accountants.

   Consolidated Balance Sheets as of December 31, 1995 and 1996.

   Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

   Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996.

   Notes to Consolidated Financial Statements.



   The consolidated financial statements are hereby incorporated by reference to pages 5 to 21 of Registrant's Annual Report contained in Appendix A.




   (a)      2.    Financial Statements of Material Equity Investee:

   Marcourt Investments Incorporated

   Report of Independent Accountants.

   Balance Sheets, December 31, 1995 and 1996.

   Statements of Income for the years ended December 31, 1994, 1995 and 1996.

   Statement of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996.

   Statements of Cash Flows for the years ended December 31, 1994, 1995 and
   1996.

   Notes to Financial Statements.

   Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1996 of Marcourt Investments Incorporated.

   The financial statements of material equity investees is contained herewith in Item 14 on pages 17 to 25.

   The separate financial statements of material equity investees have been audited as of December 31, 1996 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

   (a)      3.    Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

   Schedule III -Real Estate and Accumulated Depreciation as of December 31,
   1996.

   Notes to Schedule III.




                  Schedule III and notes therein are hereby incorporated by reference to pages 22 to 24 of Registrant's Annual Report in Appendix A. Financial Statement Schedules of Material Equity Investees are contained herewith in Item 14.

                  Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                        REPORT of INDEPENDENT ACCOUNTANTS





To the Board of Directors of
  Marcourt Investments Incorporated:


      We have audited the accompanying balance sheets of Marcourt Investments Incorporated (the "Company") as of December 31, 1995 and 1996, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1994, 1995 and 1996. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marcourt Investments Incorporated as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1994, 1995 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Security and Exchange Commission Regulation S-X Rule 12-28.








New York, New York
February 11, 1997

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 1995 and 1996



                                                          1995            1996
                                                      ------------    ------------
            ASSETS:

Net investment in direct
     financing lease                                  $148,935,858    $148,831,067
Cash and cash equivalents                                   79,311         172,537
Other assets                                               894,817         690,747
                                                      ------------    ------------
        Total assets                                  $149,909,986    $149,694,351
                                                      ============    ============
            LIABILITIES:

Mortgage notes payable                                $107,089,808    $104,304,209
Accrued interest payable                                 1,553,400       1,522,897
Accounts payable and accrued expenses                      100,195         136,076
Accounts payable to affiliates                               6,500           4,000
State and local taxes payable                              126,290          35,000
                                                      ------------    ------------
        Total liabilities                              108,876,193     106,002,182
                                                      ------------    ------------
Commitments and contingencies

            SHAREHOLDERS' EQUITY:

Common stock, Class A; $.01 par value; authorized,
   999,750 shares; issued and outstanding,
   369,850 shares; Class B; $.01 par value;
   authorized, 250 shares; issued and outstanding,
   150 shares at December 31, 1995 and 1996                  3,700           3,700
Additional paid-in capital                              36,996,300      36,996,300
Accumulated earnings in excess of dividends              4,033,793       6,692,169
                                                      ------------    ------------
        Total shareholders' equity                      41,033,793      43,692,169
                                                      ------------    ------------
        Total liabilities and
          shareholders' equity                        $149,909,986    $149,694,351
                                                      ============    ============

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 1994, 1995 and 1996

                                       1994           1995            1996
                                   -----------    -----------    ------------
Revenue:

   Interest income on
     direct financing lease        $17,647,071    $17,733,841    $ 17,722,059
   Percentage rents                    491,132        564,069         629,681
   Other income                          1,954          1,948         197,077
                                   -----------    -----------    ------------
                                    18,140,157     18,299,858      18,548,817
                                   -----------    -----------    ------------
Expenses:

   Interest on mortgages            11,412,754     11,301,049      11,055,265
   General and administrative           55,959         57,129          44,019
   State and local taxes                17,368         11,941          (1,976)
                                   -----------    -----------    ------------
                                    11,486,081     11,370,119      11,097,308
                                   -----------    -----------    ------------
        Net income                 $ 6,654,076    $ 6,929,739    $  7,451,509
                                   ===========    ===========    ============
        Net income per share
          of common stock
          (Class A and Class B)    $     17.98    $     18.73    $      20.14
                                   ===========    ===========    ============
Common shares outstanding                                             370,000
                                                                 ============

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1994, 1995 and 1996

                                               Additional      Earnings in
                                Common           Paid-in        Excess of
                                 Stock           Capital        Dividends       Total
                              -----------     ------------     -----------   -----------
Balance, December 31, 1993    $     3,700     $ 36,996,300     $  349,017    $37,349,017

Dividends                                                      (4,747,933)    (4,747,933)

Net income                                                      6,654,076      6,654,076
                              -----------     ------------     ----------    -----------
Balance, December 31, 1994          3,700       36,996,300      2,255,160     39,255,160

Dividends                                                      (5,151,106)    (5,151,106)

Net income                                                      6,929,739      6,929,739
                              -----------     ------------     ----------    -----------
Balance, December 31, 1995          3,700       36,996,300      4,033,793     41,033,793

Dividends                                                      (4,793,133)    (4,793,133)

Net income                                                      7,451,509      7,451,509
                              -----------     ------------     ----------    -----------
Balance, December 31, 1996    $     3,700     $ 36,996,300     $6,692,169    $43,692,169
                              ===========     ============     ==========    ===========

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1994, 1995 and 1996

                                                                                  1994             1995             1996
                                                                              ------------     ------------     ------------
Cash flows from operating activities:
   Rentals received from lessee                                               $ 16,836,787     $ 18,390,919     $ 18,456,531
   Interest paid on mortgage loans                                             (12,020,100)     (11,266,536)     (11,011,673)
   Interest received on cash and cash equivalents                                    1,953            1,573            6,680
   General and administrative expenses paid                                        (49,822)         (47,554)         (54,270)
   Taxes paid, net of refunds received                                              (6,350)         (12,329)          35,686
   Other, net                                                                       (4,527)          48,366           48,607
                                                                              ------------     ------------     ------------
          Net cash provided by operating activities                              4,757,941        7,114,439        7,481,561
                                                                              ------------     ------------     ------------
Cash flows from investing activities:
   Proceeds from easement                                                                                            190,397
                                                                                                                ------------
          Net cash provided by investing activities                                                                  190,397
                                                                                                                ------------
Cash flows from financing activities:
   Dividends paid                                                               (4,747,933)      (5,151,106)      (4,793,133)
   Payment of mortgage principal                                                                 (1,910,192)      (2,785,599)
                                                                              ------------     ------------     ------------
          Net cash used in financing activities                                 (4,747,933)      (7,061,298)      (7,578,732)
                                                                              ------------     ------------     ------------
Net increase in cash and cash equivalents                                           10,008           53,141           93,226

Cash and cash equivalents, beginning of period                                      16,162           26,170           79,311
                                                                              ------------     ------------     ------------
Cash and cash equivalents, end of period                                      $     26,170     $     79,311     $    172,537
                                                                              ============     ============     ============
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                                 $  6,654,076     $  6,929,739     $  7,451,509
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Cash receipts on direct financing lease
          (less) greater than revenues recognized                               (1,301,416)          93,009          104,791
        Other income from sale of easement                                                                          (190,397)
        Amortization of deferred interest                                           76,137           79,986           74,095
        Decrease (increase) in other assets                                          9,477         (129,975)         129,975
        (Decrease) increase in accounts payable
          and accrued expenses                                                      (1,278)          61,041           35,881
        Increase (decrease) in accrued interest payable                             21,517          (45,473)         (30,503)
        Increase (decrease) in state and
          local taxes payable                                                        1,678          124,612          (91,290)
        Increase (decrease) in accounts payable
          to affiliates                                                              2,750            1,500           (2,500)
        Increase in deferred interest                                             (705,000)
                                                                              ------------     ------------     ------------
          Net cash provided by operating
            activities                                                        $  4,757,941     $  7,114,439     $  7,481,561
                                                                              ============     ============     ============

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS




 1.  Organization and Business:

     Marcourt Investments Incorporated (the "Company") was formed on January 2, 1992 under the General Corporation Law of Maryland. Under its by-laws, the Company was organized for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. It is intended that the Company carry on business as a real estate investment trust ("REIT") as defined under the Internal Revenue Code of 1986.

     The Company's business consists of the leasing of 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. ("Marriott") pursuant to a master lease. The master lease has an initial term of 20 years through February 10, 2012, followed by a 10-year renewal term and two 5-year renewal terms. During the initial lease term, minimum annual rentals are $17,826,850 with the lease providing for additional rent of 4% of annual sales in excess of $36,000,000 with such additional rent capped at $1,766,717. In connection with the restructuring of Marriott Corporation in 1993, Marriott assumed a guarantee of the lease obligations. In addition, Host Marriott Corporation has also provided a guarantee of the lease obligation for the greater of 10 years from the Marriott Corporation restructuring or until the resolution of all claims and litigation with respect to such restructuring.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


 2.  Summary of Significant Accounting Policies:

     Real Estate Leased to Others:

     The Company's master lease for land and thirteen hotel properties is accounted for under the direct financing method whereby the gross investment in the lease consists of minimum lease payments to be received plus the estimated value of the properties at the end of the lease. Unearned income, representing the difference between gross investment and actual cost of the leased properties, is amortized to income over the lease term so as to produce a constant periodic rate of return.

     Cash Equivalents:

     The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. The Company had $76,915 and $52,974 in a money market fund at December 31, 1995 and 1996, respectively.

     Federal Income Taxes:

     The Company is qualified as a REIT as defined under the Internal Revenue Code as of December 31, 1996. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS



     Other Assets:

     Included in other assets are deferred charges which resulted from increased interest obligations on the Company's mortgage notes payable in a prior period and are being amortized on an effective interest method over the remaining term of the mortgage notes.


 3.  Transactions with Related Parties:

     An affiliate of W.P. Carey & Co., Inc. ("W.P. Carey") is the advisor to two shareholders whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 1994, 1995 and 1996, the Company incurred expenses of $13,568, $9,153 and $5,789, respectively, under the agreement.

      Frontier Equity Partners II, Ltd. and an affiliate ("Frontier") own approximately 53% of the outstanding shares of the Company. The Company has also agreed to reimburse Frontier for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the years ended December 31, 1994, 1995 and 1996, the Company incurred expenses of $3,506, $6,752 and $6,971, respectively, in connection with reimbursement for such physical inspections.


 4.  Net Investment in Direct Financing Lease:

      The net investment in the direct financing lease is summarized as follows:

                                             1995            1996
                                         ------------    ------------
          Minimum lease payments
             receivable                  $285,229,599    $267,402,749
          Unguaranteed residual value     146,045,268     146,045,268
                                         ------------    ------------
                                          431,274,867     413,448,017
          Less, unearned income           282,339,009     264,616,950
                                         ------------    ------------
                                         $148,935,858    $148,831,067
                                         ============    ============

      The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 1997 through 2001 and aggregate $267,402,749 through 2011.



5.   Mortgage Notes Payable:

      The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $67,098,558 of the mortgage notes bear interest at a rate of 9.94% per annum with the remaining $37,205,651 bearing interest at a rate of 11.18% per annum. The mortgage will fully amortize in November 2011.

                        MARCOURT INVESTMENTS INCORPORATED

      Scheduled principal payments during each of the next five years following December 31, 1996 and thereafter are as follows:

   Year Ending December 31,
   ------------------------
            1997                              $  3,085,300
            1998                                 3,417,356
            1999                                 3,785,273
            2000                                 4,192,937
            2001                                 4,644,658
            Thereafter                          85,178,685
                                              ------------
               Total                          $104,304,209
                                              ============

 6.  Dividend Paid:

      Dividends paid to shareholders consist of ordinary income and a return of capital for income tax purposes. For the three years ended December 31, 1996, dividends paid per share were reported as follows for income tax purposes:

                                    1994        1995        1996
                                  --------    --------    --------
             Ordinary income      $   2.74    $   8.95    $  10.38
             Return of capital       10.09        4.97        2.57
                                  --------    --------    --------
                                  $  12.83    $  13.92    $  12.95
                                  ========    ========    ========

      Dividends of $1,032,372 and $2,088 payable to Class A and Class B shareholders, respectively, were declared and paid in February 1997.



 7.  Disclosure About Fair Value of Financial Instruments:

      The carrying amounts of cash and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The fair value of the Company's mortgage notes payable at December 31, 1996 is approximately $119,900,000. Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1996

                                                   Initial Cost to
                                                      Company                             Costs
                                      ------------------------------------------      Capitalized       Increase In
                                                      Personal                       Subsequent to          Net
   Description        Encumbrances       Land         Property        Buildings     Acquisition (a)    Investment (b)
-----------------    -------------    -----------    -----------    ------------    ---------------    --------------
Direct Financing
 Method:

 Hotels leased to
  Marriott Inter-
  national, Inc.     $ 104,304,209    $27,559,637    $14,199,292    $104,241,071         $45,268         $2,785,799
                     =============    ===========    ===========    ============         =======         ==========

                                       Gross Amount at which
                                   Carried at Close of Period (c)
                     ----------------------------------------------------------
                                     Personal
   Description       Land            Property        Buildings         Total       Date Acquired
-----------------    -----------    -----------    ------------    ------------    -------------
Direct Financing
 Method:

 Hotels leased to
  Marriott Inter-                                                                   February 10,
  national, Inc.     $27,568,182    $14,203,695    $107,059,190    $148,831,067    1992
                     ===========    ===========    ============    ============

   (a)Consists of costs of completion of construction and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

   (b)The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

   (c)At December 31, 1996, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

   (a)  3.  Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
   3.1    Articles of Incorporation of Registrant.          Exhibit 3(A) to Regis-
                                                            tration Statement (Form
                                                            S-11) No. 33-514

   3.2    Bylaws of Registrant.                             Exhibit 3(B) to Regis-
                                                            tration Statement (Form
                                                            S-11) No. 33-514

  10.1    Advisory Agreement between Registrant and         Exhibit 10(B) to
          Carey Property Advisors.                          Registration Statement
                                                            (Form S-11) No. 33-514


  10.2    Contract of Sale between Registrant               Filed as Exhibit 10(E)(1)
          and H MA Properties Co., L.P. ("H MA")            to Registrant's Post
          dated August 24, 1990.                            Effective Amendment No. 1
                                                            to Form S-11

  10.3    Special Warranty Deed from H MA to                Filed as Exhibit 10(E)(2)
          Registrant dated September 18, 1990.              to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.4    Bill of Sale from H MA to Registrant              Filed as Exhibit 10(E)(3)
          dated September 18, 1990.                         to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.5    Assignment and Assumption of Lease Agreement      Filed as Exhibit 10(E)(4)
          (between BetaWest Properties Inc. and The         to Registrant's Post
          Mountain States Telephone and Telegraph           Effective Amendment No. 1
          Company ("Mountain Bell") dated December 16,      to Form S-11
          1986) from H MA to Registrant dated September
          18, 1990.

  10.6    Agreement of Exchange and Sale ("Texas            Filed as Exhibit 10(F)(1)
          Agreement") by and among Joanne Talenfeld         to Registrant's Post
          Rubinoff, both individually and as Trustee        Effective Amendment No. 1
          of the Murray A. Talenfeld Residuary Trust        to Form S-11
          (collectively "Denton Seller"), Registrant
          and the E.H. Talenfeld Real Estate Company
          ("Agent") dated September 28, 1990.

  10.7    Agreement of Sale between D/S St. Lucis Joint     Filed as Exhibit 10(F)(2)
          Venture and Registrant ("Florida Agreement")      to Registrant's Post
          dated October 8, 1990.                            Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.8    Assignment of Florida Agreement from              Filed as Exhibit 10(F)(3)
          Registrant to Seller dated October 8, 1990.       to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.9    Assignment of Texas Agreement from Registrant     Filed as Exhibit 10(F)(4)
          to Denton (TX) QRS 10-2, Inc. ("Denton QRS"),     to Registrant's Post
          a Texas corporation and wholly-owned subsidiary   Effective Amendment No. 1
          of Registrant, dated October 19, 1990.            to Form S-11

  10.10   Purchase and Sale Agreement between HRE           Filed as Exhibit 10(G)(1)
          Properties ("HRE") and Registrant regarding       to Registrant's Post
          properties in Citrus Heights, California (the     Effective Amendment No. 1
          "K mart California Property) and Drayton          to Form S-11
          Plains, Michigan (the "K mart Michigan
          Property").

  10.11   Grant Deed from HRE to Registrant for the         Filed as Exhibit 10(G)(2)
          K mart California Property.                       to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.12   Deed from HRE to Registrant for the               Filed as Exhibit 10(G)(3)
          K mart Michigan Property.                         to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  10.13   Assumption and Assignment Agreement between       Filed as Exhibit 10(G)(4)
          HRE and Registrant regarding the Lease            to Registrant's Post
          Agreement between HRE and S.S. Kresge Company     Effective Amendment No. 1
          (n/k/a K mart Corporation) ("K mart") for         to Form S-11
          property located in Citrus Heights, California
          (the "K mart California Lease") dated March 16,
          1976.

  10.14   Assumption and Assignment Agreement between       Filed as Exhibit 10(G)(5)
          HRE and Registrant regarding the Lease Agreement  to Registrant's Post between HRE and S.S. Kresge Company for property  Effective Amendment No. 1 located in Drayton Plains, Michigan (the "K mart  to Form S-11
          Michigan Lease") dated March 16, 1976.

  10.15   Assignment of Leases and Rents of the K mart      Filed as Exhibit 10(G)(6)
          California Property from Registrant to New        to Registrant's Post
          England Mutual Life Insurance Company ("New       Effective Amendment No. 1
          England").                                        to Form S-11

  10.16   Assignment of Leases and Rents of the K mart      Filed as Exhibit 10(G)(7)
          Michigan Property from Registrant to New          to Registrant's Post
          England.                                          Effective Amendment No. 1
                                                            to Form S-11

  10.17   $2,430,000 Promissory Note from Registrant        Filed as Exhibit 10(G)(8)
          to New England.                                   to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.18   Deed of Trust and Security Agreement              Filed as Exhibit 10(G)(9)
          from Registrant to North American Title           to Registrant's Post
          Company, as Trustee, with New England as          Effective Amendment No. 1
          Beneficiary.                                      to Form S-11

  10.19   Mortgage and Security Agreement from              Filed as Exhibit 10(G)(10)
          Registrant to New England for K mart              to Registrant's Post
          Michigan Property.                                Effective Amendment No. 1
                                                            to Form S-11

  10.20   Guaranty of Performance dated September 27, 1990  Filed as Exhibit 10(H)(1)
          by Registrant, as Guarantor, to the Mutual        to Registrant's Post
          Life Insurance Company of New York ("MONY").      Effective Amendment No. 1
                                                            to Form S-11

  10.21   General Warranty Deed from Gerber Children's      Filed as Exhibit 10(I)(1)
          Centers Inc. ("Gerber") to Registrant and         to Registrant's Post
          Corporate Property Associates 9, L.P.             Effective Amendment No. 2
          ("CPA(R):9") for the Chandler, Arizona Gerber     to Form S-11
          property.

  10.22   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(2)
          Registrant and CPA(R):9 for the Tucson,           to Registrant's Post
          Arizona Gerber property.                          Effective Amendment No. 2
                                                            to Form S-11

  10.23   Corporation Grant from Gerber to                  Filed as Exhibit 10(I)(3)
          Registrant and CPA(R):9 for the Alhambra,         to Registrant's Post
          California Gerber property.                       Effective Amendment No. 2
                                                            to Form S-11

  10.24   Corporation Grant from Gerber to                  Filed as Exhibit 10(I)(4)
          Registrant and CPA(R):9 for the Chino,            to Registrant's Post
          California Gerber property.                       Effective Amendment No. 2
                                                            to Form S-11

  10.25   Corporation Grant from Gerber to                  Filed as Exhibit 10(I)(5)
          Registrant and CPA(R):9 for the Garden            to Registrant's Post
          Grove, California Gerber property.                Effective Amendment No. 2
                                                            to Form S-11

  10.26   Corporation Grant from Gerber to                  Filed as Exhibit 10(I)(6)
          Registrant and CPA(R):9 for the Tustin/           to Registrant's Post
          Santa Ana, California Gerber property.            Effective Amendment No. 2
                                                            to Form S-11

  10.27   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(7)
          Registrant and CPA(R):9 for the Sterling          to Registrant's Post
          Heights, Michigan Gerber property.                Effective Amendment No. 2
                                                            to Form S-11

  10.28   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(8)
          Registrant and CPA(R):9 for the Westland          to Registrant's Post
          Michigan-I Gerber property.                       Effective Amendment No. 2
                                                            to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.29   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(9)
          Registrant and CPA(R):9 for the Westland          to Registrant's Post
          Michigan-II Gerber property.                      Effective Amendment No. 2
                                                            to Form S-11

  10.30   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(10)
          Registrant and CPA(R):9 for the Carrollton,       to Registrant's Post
          Texas Gerber property.                            Effective Amendment No. 2
                                                            to Form S-11

  10.31   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(11)
          Registrant and CPA(R):9 for the Duncanville,      to Registrant's Post
          Texas Gerber property.                            Effective Amendment No. 2
                                                            to Form S-11

  10.32   General Warranty Deed from Gerber to              Filed as Exhibit 10(I)(12)
          Registrant and CPA(R):9 for the Lewisville,       to Registrant's Post
          Texas Gerber property.                            Effective Amendment No. 2
                                                            to Form S-11

  10.33   Bill of Sale from Gerber to Registrant            Filed as Exhibit 10(I)(13)
          and CPA(R):9.                                     to Registrant's Post
                                                            Effective Amendment No. 2
                                                            to Form S-11

  10.34   Co-Tenancy Agreement between Registrant           Filed as Exhibit 10(I)(14)
          and CPA(R):9 as tenants-in-common on              to Registrant's Post
          properties leased to Gerber.                      Effective Amendment No. 2
                                                            to Form S-11

  10.35   Lease Agreement between Registrant and            Filed as Exhibit 10(I)(15)
          CPA(R):9, as landlord, and Gerber, as Tenant.     to Registrant's Post
                                                            Effective Amendment No. 2
                                                            to Form S-11

  10.36   Real Estate Note from Registrant and CPA(R):9     Filed as Exhibit 10(I)(16)
          to Pan-American Life Insurance Company            to Registrant's Post
          ("Pan American").                                 Effective Amendment No. 2
                                                            to Form S-11

  10.37   Master Mortgage, Deed of Trust, Security          Filed as Exhibit 10(I)(17)
          Agreement and Assignment of Leases, Rents and     to Registrant's Post
          Profits by and among Registrant, CPA(R):9,        Effective Amendment No. 2
          Theodore Tumminello, Chicago Title Agency of      to Form S-11
          Arizona, Chicago Title Company and Pan American.

  10.38   Assignment and Assumption of Lease from           Filed as Exhibit 10(J)(1)
          835 Hope Street Limited Partnership ("835         to Registrant's Post
          Hope Street") to Hope Street Connecticut          Effective Amendment No. 2
          Limited Partnership ("HSCLP").                    to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.39   First Amendment to the Mortgage and Security      Filed as Exhibit 10(J)(2)
          Agreement, the Collateral Assignment of Lease     to Registrant's Post
          and Agreement and the 835 Hope Street Secured     Effective Amendment No. 2
          Note due March 1, 1995 by and among 835 Hope      to Form S-11
          Street, HSCLP and Principal.

  10.40   $6,300,000 Wraparound Note from HSCLP to 835      Filed as Exhibit 10(J)(3)
          Hope Street.                                      to Registrant's Post
                                                            Effective Amendment No. 2
                                                            to Form S-11

  10.41   Bargain and Sale Deed with covenant               Filed as Exhibit 10(J)(4)
          against Grantor's Acts from 835 Hope              to Registrant's Post
          Street to HSCLP.                                  Effective Amendment No. 2
                                                            to Form S-11

  10.42   Bill of Sale from 835 Hope Street                 Filed as Exhibit 10(J)(5)
          to HSCLP.                                         to Registrant's Post
                                                            Effective Amendment No. 2
                                                            to Form S-11

  10.43   Lease Agreement dated July 9, 1991 by             Filed as Exhibit 10.1
          and between Torrey Pines Limited                  to Registrant's Form 8-K
          Partnership, a California limited                 dated July 25, 1991
          partnership ("Torrey Pines"), as Landlord
          and The Titan Corporation ("Titan"), as Tenant.

  10.44   $11,700,000.00 Promissory Note dated July 9,      Filed as Exhibit 10.2
          1991 from Torrey Pines as Borrower to The         to Registrant's Form 8-K
          Northwestern Mutual Life Insurance Company        dated July 25, 1991
          ("Northwestern"), as Lender.

  10.45   Deed of Trust and Security Agreement, dated       Filed as Exhibit 10.3
          July 9, 1991 between Torrey Pines and             to Registrant's Form 8-K
          Northwestern.                                     dated July 25, 1991

  10.46   Absolute Assignment of Leases and Rents, dated    Filed as Exhibit 10.4
          July 9, 1991 from Torrey Pines as Assignor to     to Registrant's Form 8-K
          Northwestern as Assignee.                         dated July 25, 1991

  10.47   Indemnity Agreement dated July 9, 1991 between    Filed as Exhibit 10.5
          Torrey Pines, CPA(R):9 and Registrant.            to Registrant's Form 8-K
                                                            dated July 25, 1991

  10.48   Lease Agreement dated June 28, 1991 between QRS   Filed as Exhibit 10.6
          10-7 (NY), Inc. ("QRS 10-7") as Landlord and      to Registrant's Form 8-K
          Empire Acquisition Corp. ("Empire") as Tenant.    dated July 25, 1991

  10.49   $4,500,000.00 Promissory Note dated July 12,      Filed as Exhibit 10.7
          1991 from QRS 10-7, as Borrower to Bell           to Registrant's Form 8-K
          Atlantic TriCon Leasing Corporation ("Bell        dated July 25, 1991
          Atlantic"), as Lender.

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.50   Mortgage and Security Agreement dated July 12,    Filed as Exhibit 10.8
          1991 from QRS 10-7, as Borrower to Bell           to Registrant's Form 8-K
          Atlantic.                                         dated July 25, 1991

  10.51   Assignment of Rents and Leases dated July 12,     Filed as Exhibit 10.9
          1991 by QRS 10-7, as Assignor to Bell Atlantic,   to Registrant's Form 8-K
          as Assignee.                                      dated July 25, 1991

  10.52   Limited Guarantee dated July 12, 1991 from        Filed as Exhibit 10.10
          Registrant to Bell Atlantic.                      to Registrant's Form 8-K
                                                            dated July 25, 1991

  10.53   Amended Advisory Agreement dated September 14,    Filed as Exhibit 10(B)(2)
          1990.                                             to Registrant's Post
                                                            Effective Amendment No. 3
                                                            to Form S-11

  10.54   Lease between Marcourt Investments Incorporated   Filed as Exhibit 10.1
          ("Marcourt") and CTYD III Corporation ("CTYD").   to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.55   Series A-2 9.94% Secured Note from Marcourt to    Filed as Exhibit 10.2
          the registered owner of note (Various Series      to Registrant's Form 8-K
          A-1 9.94% Notes in an aggregate amount of         dated February 24, 1992
          $38,750,000, substantially in the form of the
          Series A-1 9.94% Note attached, were issued by
          Marcourt in connection with the Financing).

  10.56   Series A-2 11.18% Secured Note from Marcourt      Filed as Exhibit 10.3
          to the registered owner of the note (Various      to Registrant's Form 8-K
          notes in an aggregate amount of $70,250,000,      dated February 24, 1992
          substantially in the form of the Series A-2
          11.18% Note attached, were issued by Marcourt
          in connection with the Financing.

  10.57   Indenture between Marcourt, as borrower, to       Filed as Exhibit 10.4
          First Fidelity Bank, National Association, New    to Registrant's Form 8-K
          Jersey, as trustee ("Trustee").                   dated February 24, 1992

  10.58   Real Estate Deed of Trust from Marcourt to        Filed as Exhibit 10.5
          Albuquerque Title Company, as trustee for         to Registrant's Form 8-K
          benefit of the Trustee filed in New Mexico,       dated February 24, 1992
          securing Series A-1 9.94% Notes and Series
          A-2 11.18% notes allocated to Albuquerque, New
          Mexico Marriott property (Deeds of Trust or
          Mortgages substantially similar to this Deed of
          Trust were filed in all other jurisdictions in
          which Marriott Properties are located.  Such
          other deeds of trust or mortgages secure the
          principal amount of Series A-1 9.94% Notes and
          Series A-2 11.18% Notes allocated to the Marriott
          Properties located in such other jurisdictions).

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.59   Second Real Estate Deed of Trust from Marcourt    Filed as Exhibit 10.6
          to Albuquerque Title Company as trustee for the   to Registrant's Form 8-K
          benefit of the Trustee, filed in New Mexico,      dated February 24, 1992
          securing all Series A-1 9.94% Notes and Series
          A-2 11.18% Notes other than those notes
          allocated to the Albuquerque, New Mexico
          Marriott property (Deeds of trust or mortgages
          substantially similar to this Second Real Estate
          Deed of Trust were filed in all other
          jurisdictions in which the remaining Marriott
          Properties are located.  Such other deeds of
          trust or mortgages secure the principal amount
          of Series A-1 9.94% Notes and Series A-2 11.18%
          Notes allocated to all Marriott Properties not
          located in the jurisdiction in which such other
          deeds of trust were filed for recording).

  10.60   Guaranty from the Registrant, Carey               Filed as Exhibit 10.7
          Institutional Properties Incorporated             to Registrant's Form 8-K
          ("CPA(R):11"), Trammell Crow Equity Partners II,  dated February 24, 1992
          Ltd. ("TCEP II") and PA/First Plaza Limited
          Partnership ("First Plaza") as guarantors, to
          the Trustee.

  10.61   Shareholders Agreement between the Registrant,    Filed as Exhibit 10.8
          CPA(R):11, TCEP II and First Plaza.               to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.62   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.9
          for property located in Glendale, Arizona.        to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.63   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.10
          for property located in Ft. Smith, Arkansas.      to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.64   Assignment and Assumptions or Lease Agreement     Filed as Exhibit 10.11
          for property located in Escondido, California.    to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.65   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.12
          for property located in Broken Arrow, Oklahoma.   to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.66   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.13
          for property located in Weatherford, Oklahoma.    to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.67   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.14
          for property located in Center, Texas.            to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.68   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.15
          for property located in Groves, Texas.            to Registrant's Form 8-K
                                                            dated February 24, 1992

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.69   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.16
          for property located in Silsbee, Texas.           to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.70   Assignment and Assumptions of Lease Agreement     Filed as Exhibit 10.17
          for property located in Vidor, Texas.             to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.71   Lease Amendments for the Ft. Smith, Arkansas      Filed as Exhibit 10.18
          and Weatherford, Oklahoma properties.             to Registrant's Form 8-K
                                                            dated February 24, 1992

  10.72   Promissory Note from subsidiaries of the          Filed as Exhibit 10.19
          Registrant and CPA(R):11 to The New England       to Registrant's Form 8-K
          Mutual Life Insurance Company ("New England").    dated February 24, 1992

  10.73   Mortgage/Deed of Trust from subsidiaries of the   Filed as Exhibit 10.20
          Registrant and CPA(R):11 to New England           to Registrant's Form 8-K
          encumbering the property in Ft. Smith, Arkansas.  dated February 24, 1992

  10.74   Mortgage/Deed of Trust from subsidiaries of the   Filed as Exhibit 10.21
          Registrant and CPA(R):11 to New England           to Registrant's Form 8-K
          encumbering the property in Weatherford,          dated February 24, 1992
          Oklahoma.

  10.75   Mortgage/Deed of Trust from subsidiaries of the   Filed as Exhibit 10.22
          Registrant and CPA(R):11 to New England           to Registrant's Form 8-K
          encumbering the properties in Center, Groves,     dated February 24, 1992
          Silsbee, and Vidor, Texas.

  10.76   Lease Agreement between QRS 10-9 (AR),            Filed as Exhibit 10.1
          Inc. ("QRS 10-9") and QRS 11-2(AR), Inc.          to Registrant's Form 8-K
          ("QRS 11-2") as landlord and Acadia Stores 63,    dated April 3, 1992
          Inc. ("Tenant") as tenant.

  10.77   Co-Tenancy Agreement between QRS 10-9 and QRS     Filed as Exhibit 10.2
          11-2.                                             to Registrant's Form 8-K
                                                            dated April 3, 1992

  10.78   Term Loan Agreement among The First National      Filed as Exhibit 10.3
          Bank of Boston ("First Lender"), QRS 10-9 and     to Registrant's Form 8-K
          QRS 11-2.                                         dated April 3, 1992

  10.79   Note of QRS 10-9 and QRS 11-2 to First Lender.    Filed as Exhibit 10.4
                                                            to Registrant's Form 8-K
                                                            dated April 3, 1992

  10.80   Mortgage from QRS 10-9 and QRS 11-2 to First      Filed as Exhibit 10.5
          Lender for the following jurisdictions:           to Registrant's Form 8-K
                                                            dated April 3, 1992
                  a.   Arkansas
                  b.   Louisiana
                  c.   Mississippi

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.81   Term Loan Agreement among Acadia Partners, L.P.   Filed as Exhibit 10.6
          ("Second Lender").  QRS 10-9 and QRS 11-2.        to Registrant's Form 8-K
                                                            dated April 3, 1992
                  a.   Arkansas
                  b.   Louisiana
                  c.   Mississippi

  10.82   Note of QRS 10-9 and QRS 11-2 to Second Lender.   Filed as Exhibit 10.7
                                                            to Registrant's Form 8-K
                                                            dated April 3, 1992

  10.83   Mortgage/Deed of Trust from QRS 10-9 and QRS      Filed as Exhibit 10.8
          11-2 to Second Lender for the following           to Registrant's Form 8-K
          jurisdictions:                                    dated April 3, 1992
                  a.   Arkansas
                  b.   Louisiana
                  c.   Mississippi

  10.84   Purchase and Sale Agreement between Neoserv       Filed as Exhibit 10.1
          (CO) QRS 10-13, Inc. ("QRS:10") and Neoserv       to Registrant's Form 8-K
          (CO) QRS 11-8, Inc. ("QRS:11) as purchasers       dated October 29, 1992
          and Homart Development Co. ("Homart").

  10.85   Promissory Note of QRS:10 and QRS:11 to Homart.   Filed as Exhibit 10.2
                                                            to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.86   Deed of Trust from QRS:10 and QRS:11 for          Filed as Exhibit 10.3
          benefit of Homart.                                to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.87   Option Agreement between QRS:10 and QRS:11 as     Filed as Exhibit 10.4
          option grantee and Homart as option grantor.      to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.88   Co-Tenancy Agreement between QRS:10 and QRS:11.   Filed as Exhibit 10.5
                                                            to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.89   Lease from QRS:10 and QRS:11 as lessor and        Filed as Exhibit 10.6
          Neodata Services, Inc. ("Neodata") as lessee.     to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.90   Guaranty Agreement from Neodata Corporation as    Filed as Exhibit 10.7
          guarantor to QRS:10 and QRS:11.                   to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.91   Promissory Note of QRS:10 and QRS:11 to Neodata.  Filed as Exhibit 10.8
                                                            to Registrant's Form 8-K
                                                            dated October 29, 1992

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.92   Deed of Trust from QRS:10 and QRS:11 for          Filed as Exhibit 10.9
          benefit of Neodata.                               to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.93   Construction Contract between QRS:10 and QRS:11   Filed as Exhibit 10.10
          as owners and Austin Commercial, Inc. ("Austin")  to Registrant's Form 8-K
          as contractor.                                    dated October 29, 1992

  10.94   Guaranty from Austin to QRS:10 and QRS:11.        Filed as Exhibit 10.11
                                                            to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.95   Construction Agency Agreement between QRS:10      Filed as Exhibit 10.12
          and QRS:11 as owners and Neodata as agent.        to Registrant's Form 8-K
                                                            dated October 29, 1992

  10.96   Agreement of Purchase and Sale between Milestone  Filed as Exhibit 10.1
          Properties, Inc. ("Milestone"), as seller, and    to Registrant's Form 8-K
          Registrant.                                       dated April 12, 1993

  10.97   Assignment of Agreement of Purchase and Sale      Filed as Exhibit 10.2
          from Registant to PMWI (IA) QRS 10-16, Inc.       to Registrant's Form 8-K
          ("QRS 10-16").                                    dated April 12, 1993

  10.98   Assignment and Assumption of Lease from           Filed as Exhibit 10.3
          Milestone to QRS 10-16.                           to Registrant's Form 8-K
                                                            dated April 12, 1993

  10.99   $3,500,000 Promissory Note from QRS 10-16 to      Filed as Exhibit 10.4
          National Western Life Insurance Company ("Iowa    to Registrant's Form 8-K
          Lender").                                         dated April 12, 1993

  10.100  Mortgage, Security Agreement and Financing        Filed as Exhibit 10.5
          Statement between QRS 10-16, as mortgagor, and    to Registrant's Form 8-K
          Iowa Lender, as mortgagee.                        dated April 12, 1993

  10.101  Collateral Assignment of Lease from QRS 10-16     Filed as Exhibit 10.6
          to Iowa Lender.                                   to Registrant's Form 8-K
                                                            dated April 12, 1993

  10.102  Certificate and Indemnity Regarding Hazardous     Filed as Exhibit 10.7
          Substances from QRS 10-16 Iowa Lender.            to Registrant's Form 8-K
                                                            dated April 12, 1993

  10.103  Co-Tenancy Agreement between DDI (NE) QRS         Filed as Exhibit 10.8
          10-15, Inc. ("QRS 10-15") and DDI (NE) QRS        to Registrant's Form 8-K
          11-13, Inc. ("QRS 11-13").                        dated April 12, 1993

  10.104  Cross Indemnity Agreement between QRS 10-15       Filed as Exhibit 10.9
          and QRS 11-13.                                    to Registrant's Form 8-K
                                                            dated April 12, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  10.105  Lease Agreement between QRS 10-15 and QRS 11-13,  Filed as Exhibit 10.10
          as landlord, and Data Documents, Inc. ("DDI"),    to Registrant's Form 8-K
          as tenant.                                        dated April 12, 1993

  10.106  Loan Agreement between QRS 10-15 and QRS 11-13,   Filed as Exhibit 10.11
          as borrower,and U S West Financial Services       to Registrant's Form 8-K
          ("US West"), as lender.                           dated April 12, 1993

  10.107  $8,000,000 Promissory Note from QRS 10-15 and     Filed as Exhibit 10.12
          QRS 11-13 to US West.                             to Registrant's Form 8-K
                                                            dated April 12, 1993

  10.108  Deed of Trust from QRS 10-15 and QRS 11-13 to     Filed as Exhibit 10.13
          US West (for filing in the states of Colorado,    to Registrant's Form 8-K
          Nebraska and Texas).                              dated April 12, 1993

  10.109  Mortgage from QRS 10-15 and QRS 11-13 to US West  Filed as Exhibit 10.14
          (for filing in the state of Kansas).              to Registrant's Form 8-K
                                                            dated April 12, 1993

  10.110  Assignment of Parent Guaranty from QRS 10-15 and  Filed as Exhibit 10.15
          QRS 11-13.                                        to Registrant's Form 8-K
                                                            dated April 12, 1993

  21.1    Subsidiaries of Registrant.                       Filed as Exhibit 22.1
                                                            to Registrant's Post
                                                            Effective Amendment No. 2
                                                            to Form S-11

  21.2    Subsidiaries of Registrant as of March 27, 1992.  Filed as Exhibit 22.2 to
                                                            Registrant's Form 10-K For The
                                                            Year Ended December 31, 1991
                                                            Dated March 27, 1992

  21.3    Subsidiaries of Registrant as of March 30, 1993.  Filed as Exhibit 22.3 to
                                                            Registrant's Form 10-K For The
                                                            Year Ended December 31, 1992
                                                            Dated March 30, 1993

  21.4    Subsidiaries of Registrant as of March 30, 1994   Filed as Exhibit 22.4 to
                                                            Registrant's Form 10-K For The
                                                            Year Ended December 31, 1993
                                                            Dated March 30, 1994

  21.5    Subsidiaries of Registrant as of March 27, 1995.  Filed as Exhibit 22.5 to
                                                            Registrant's Form 10-K For The
                                                            Year Ended December 31, 1994
                                                            Dated March 27, 1995

  21.6    Subsidiaries of Registrant as of March 20, 1996.  Filed as Exhibit 22.6 to
                                                            Registrant's Form 10-K For The
                                                            Year Ended December 31, 1995
                                                            Dated March 28, 1996

  21.7    Subsidiaries of Registrant as of March 24, 1997.  Filed herewith

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  28.1    Lease Agreement between BetaWest Properties       Filed as Exhibit 28(A)(1)
          Inc. and Mountain Bell dated December 16, 1986.   to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  28.2    Lease Agreement (the "K mart Texas Lease")        Filed as Exhibit 28(B)(1)
          between Clark Development Company - Denton        to Registrant's Post
          ("Clark") and S.S. Kresge Company for property    Effective Amendment No. 1
          located in Denton, Texas (the "K mart Texas       to Form S-11
          Property") dated February 9, 1977.

  28.3    Assignment of the K mart Texas Lease from         Filed as Exhibit 28(B)(2)
          Clark to Murray A. Talenfeld and Joanne           to Registrant's Post
          Talenfeld (n/k/a/ Joanne Talenfeld Rubinoff)      Effective Amendment No. 1
          dated December 14, 1976.                          to Form S-11

  28.4    $1,750,000 Promissory Note from Clark to          Filed as Exhibit 28(B)(3)
          Union Mutual Life Insurance Company (n/k/a        to Registrant's Post
          UNUM Life Insurance Company) ("UNUM") dated       Effective Amendment No. 1
          December 20, 1977.                                to Form S-11

  28.5    Deed of Trust from Clark to UNUM dated            Filed as Exhibit 28(B)(4)
          December 20, 1977.                                to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  28.6    Deed from Denton Seller to Denton QRS for the     Filed as Exhibit 28(B)(5)
          K mart Texas Property dated October 19, 1990.     to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  28.7    Agreement for Assignment and Assumption           Filed as Exhibit 28(B)(6)
          of Real Property Lease from Denton Seller to      to Registrant's Post
          Denton QRS dated October 19, 1990.                Effective Amendment No. 1
                                                            to Form S-11

  28.8    Assignment of Rents, Leases and other             Filed as Exhibit 28(B)(7)
          Benefits from Denton QRS to UNUM dated            to Registrant's Post
          October 19, 1990.                                 Effective Amendment No. 1
                                                            to Form S-11

  28.9    The K mart California Lease.                      Filed as Exhibit 28(C)(1)
                                                            to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  28.10   The K mart Michigan Lease.                        Filed as Exhibit 28(C)(2)
                                                            to Registrant's Post
                                                            Effective Amendment No. 1
                                                            to Form S-11

  28.11   Agreement of Limited Partnership dated            Filed as Exhibit 28(D)(1)
          September 21, 1990 between 564 Randolph           to Registrant's Post
          Co. #2 (564 Randolph) and North Clinton           Effective Amendment No. 1
          Corporation ("NCC").                              to Form S-11

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  28.12   Assignment of Partnership Interests dated         Filed as Exhibit 28(D)(2)
          September 27, 1990 from 564 Randolph and NCC,     to Registrant's Post
          as Assignors, to CPA(R):9 and QRS 10-1 (ILL),     Effective Amendment No. 1
          Inc. ("QRS 10-1"), as Assignees.                  to Form S-11

  28.13   Amended and Restated Agreement of Limited         Filed as Exhibit 28(D)(3)
          Partnership dated September 27, 1990              to Registrant's Post
          between CPA(R):9 and QRS 10-1, joined by          Effective Amendment No. 1
          564 Randolph and NCC.                             to Form S-11

  28.14   Warranty Deed dated September 27, 1990 from 564   Filed as Exhibit 28(D)(4)
          Randolph to Randolph/Clinton Limited Partnership  to Registrant's Post
          ("Randolph/Clinton"), Trustee's Deed dated        Effective Amendment No. 1
          September 20, 1990 from American National Bank    to Form S-11
          and Trust Company of Chicago to
          Randolph/Clinton, Trustee's Deed dated September
          20, 1990 from LaSalle National Trust, N.A., as
          Successor Trustee to LaSalle National Bank,
          Trustee, to 564 Randolph.

  28.15   Bill of Sale dated September 25, 1990 from 564    Filed as Exhibit 28(D)(5)
          Randolph to Randolph/Clinton; Bill of Sale        to Registrant's Post
          dated September 25, 1990 from NCC to              Effective Amendment No. 1
          Randolph/Clinton; Bill of Sale dated September    to Form S-11
          25, 1990 from Information Resources, Inc.
          ("IRI") to 564 Randolph.

  28.16   $23,500,000 Note Secured by First Real Estate     Filed as Exhibit 28(D)(6)
          Lien dated September 27, 1990 from Randolph/      to Registrant's Post
          Clinton, as Maker, to MONY, as Payee.             Effective Amendment No. 1
                                                            to Form S-11

  28.17   Mortgage and Security Agreement dated             Filed as Exhibit 28(D)(7)
          September 27, 1990 from Randolph/Clinton,         to Registrant's Post
          as Mortgagor, to MONY, as Mortgagee.              Effective Amendment No. 1
                                                            to Form S-11

  28.18   Assignment of Lessor's Interest in Leases         Filed as Exhibit 28(D)(8)
          dated September 27, 1990 from Randolph/           to Registrant's Post
          Clinton, as Assignor, to MONY, as Assignee.       Effective Amendment No. 1
                                                            to Form S-11

  28.19   Lease Agreement dated September 27, 1990          Filed as Exhibit 28(D)(9)
          between Randolph/Clinton, as Landlord,            to Registrant's Post
          and IRI, as Tenant.                               Effective Amendment No. 1
                                                            to Form S-11

  28.20   Assignment of Subleases and Rents dated           Filed as Exhibit 28(D)(10)
          September 27, 1990 from IRI, as Assignor,         to Registrant's Post
          and Randolph/Clinton, as Assignee.                Effective Amendment No. 1
                                                            to Form S-11

  28.21   Lease Agreement between 835 Hope Street, as       Filed as Exhibit
          Lessor, 28(E)(1) and Xerox Corporation, as        to Registrant's Post
          Lessee, dated February 1, 1985; Letter Agreement  Effective Amendment No. 1
          between Lessor and Lessee dated March 13, 1985;   to Form S-11
          First Amendment of Lease between Lessor and
          Lessee dated December 20, 1989.

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  28.22   Mortgage and Security Agreement from 835 Hope     Filed as Exhibit 28(E)(2)
          Street, as Mortgagor, to Bankers Life Company     to Registrant's Post
          (n/k/a Principal Mutual Life Insurance Company),  Effective Amendment No. 1
          as Mortgagee, dated February 1, 1985.             to Form S-11

  28.23   $8,750,000 Secured Note due March 1, 1995 from    Filed as Exhibit 28(E)(3)
          835 Hope Street, as Maker, to Bankers Life        to Registrant's Post
          Company, as Payee, dated February 28, 1985.       Effective Amendment No. 1
                                                            to Form S-11

  28.24   Collateral Assignment of Lease and Agreement      Filed as Exhibit 28(E)(4)
          from 835 Hope Street, as Assignor, to Bankers     to Registrant's Post
          Life Company, as Assignee, dated February 1,      Effective Amendment No. 1
          1985.                                             to Form S-11

  28.25   General Warranty Deed dated July 9, 1991 from     Filed as Exhibit 28.1
          Titan Linkabit Corporation to Torrey Pines.       to Registrant's Form 8-K
                                                            dated July 25, 1991

  28.26   Bill of Sale dated July 9, 1991 from Titan        Filed as Exhibit 28.2
          Linkabit Corporation to Torrey Pines.             to Registrant's Form 8-K
                                                            dated July 25, 1991

  28.27   Deed dated June 28, 1991 from Empire of America   Filed as Exhibit 28.3
          Realty Credit Corp. to QRS 10-7.                  to Registrant's Form 8-K
                                                            dated July 25, 1991

  28.28   Bill of Sale dated July 1, 1991 from Empire of    Filed as Exhibit 28.4
          America Realty Credit Corp., as Seller to         to Registrant's Form 8-K
          QRS 10-7, as Buyer.                               dated July 25, 1991

  28.29   Guaranty from Harvest Foods, Inc., a Delaware     Filed as Exhibit 28.1
          corporation ("Harvest"), to QRS 10-9 and QRS      to Registrant's Form 8-K
          11-2.                                             dated April 3, 1992

  28.30   Guaranty from Harvest Foods, Inc., an Arkansas    Filed as Exhibit 28.2
          corporation, to QRS 10-9 and QRS 11-2.            to Registrant's Form 8-K
                                                            dated April 3, 1992

  28.31   Deeds from Safeway Inc. and Property development  Filed as Exhibit 28.3
          Associates to QRS 10-9 and QRS 11-2 for:          to Registrant's Form 8-K
                                                            dated April 3, 1992
                  a.   Stores 179 and 258
                  b.   255
                  c.   269
                  d.   4120

  28.32   Deed from Acadia Stores 60, Inc. to QRS 10-9 and  Filed as Exhibit 28.4
          QRS 11-2 for Corporate and Annex premises.        to Registrant's Form 8-K
                                                            dated April 3, 1992

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  28.33   Deed from Acadia Stores 61, Inc. to QRS 10-9 and  Filed as Exhibit 28.5
          QRS 11-2 for Store 194.                           to Registrant's Form 8-K
                                                            dated April 3, 1992

  28.34   Deeds from Acadia Stores 62, Inc. ("AS-62") to    Filed as Exhibit 28.6
          QRS 10-9 and QRS 11-2 for:                        to Registrant's Form 8-K
                  a.   Store 287                            dated April 3, 1992
                  b.   Store 289

  28.35   Deed from Harvest to QRS 10-9 and QRS 11-2 for    Filed as Exhibit 28.7
          Store 4426.                                       to Registrant's Form 8-K
                                                            dated April 3, 1992

  28.36   Deed of Improvements from Harvest to QRS 10-9     Filed as Exhibit 28.8
          and QRS 11-2 for:                                 to Registrant's Form 8-K
                  a.   Store 4281                           dated April 3, 1992
                  b.   Store 4409

  28.37   Leasehold Deed of Trust from Neodata for benefit  Filed as Exhibit 28.1
          of General Electric Capital Corporation.          to Registrant's Form 8-K
                                                            dated October 29, 1992

  28.38   Prospectus of Registrant dated June 11, 1990.     Filed as Exhibit 28.38
                                                            to Registrant's Form 10-K/A
                                                            dated September 24, 1993

  28.39   Supplement dated August 14, 1990 to Prospectus    Filed as Exhibit 28.39
          dated June 11, 1990.                              to Registrant's Form 10-K/A
                                                            dated September 24, 1993

  28.40   Supplement dated January 17, 1991 to Prospectus   Filed as Exhibit 28.40
          dated June 11, 1990.                              to Registrant's Form 10-K/A
                                                            dated September 24, 1993

  28.41   Supplement dated March 26, 1991 to Prospectus     Filed as Exhibit 28.41
          dated June 11, 1990.                              to Registrant's Form 10-K/A
                                                            dated September 24, 1993

  28.42   Deed from Milestone to QRS 10-16 for property     Filed as Exhibit 28.1
          located in Des Moines, Iowa.                      to Registrant's Form 8-K
                                                            dated April 12, 1993

  28.43   Lease between The Concord Milestone Income Fund,  Filed as Exhibit 28.2
          L.P., as landlord, and Pace Membership            to Registrant's Form 8-K
          Warehouse, Inc., as tenant.                       dated April 12, 1993

  28.44   Deed from DDI to QRS 10-15 and QRS 11-13 for      Filed as Exhibit 28.3
          property located in Denver, Colorado.             to Registrant's Form 8-K
                                                            dated April 12, 1993

  28.45   Deed from DDI to QRS 10-15 and QRS 11-13 for      Filed as Exhibit 28.4
          property located in Lenexa, Kansas.               to Registrant's Form 8-K
                                                            dated April 12, 1993

Exhibit                                                     Method of
  No.       Description                                      Filing
-------     -----------                                     ---------
  28.46   Deed from DDI to QRS 10-15 and QRS 11-13 for      Filed as Exhibit 28.5
          property located in Omaha, Nebraska.              to Registrant's Form 8-K
                                                            dated April 12, 1993

  28.47   Deed from DDI to QRS 10-15 and QRS 11-13 for      Filed as Exhibit 28.6
          property located in Dallas, Texas.                to Registrant's Form 8-K
                                                            dated April 12, 1993

  28.48   Deed from DDI to QRS 10-15 and QRS 11-13 for      Filed as Exhibit 28.7
          property located in Hutchins, Texas.              to Registrant's Form 8-K
                                                            dated April 12, 1993

  28.49   Guaranty and suretyship Agreement from Data       Filed as Exhibit 28.8
          Documents Holdings, Inc. to QRS 10-15 and         to Registrant's Form 8-K
          QRS 11-13.                                        dated April 12, 1993

  28.50   Guaranty from Registrant and CPA(R):11            Filed as Exhibit 28.9
          to US West.                                       to Registrant's Form 8-K
                                                            dated April 12, 1993

   (b)  Reports on Form 8-K

            During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED a Maryland corporation


  04/3/97                                   /s/ Claude Fernandez
  --------                                  -----------------------------
   Date                                     Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Financial Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                  William P. Carey
                  Chairman of the Board
                  and Director
                  (Principal Executive Officer)

                  Francis J. Carey
                  President and Director

                                                 BY:      /s/ George E. Stoddard
                                                          ----------------------
                  Ralph G. Coburn                         George E. Stoddard
                  Director                                Attorney in fact
                                                          April 3, 1997

                  Charles C. Townsend, Jr.
                  Director

                  William Ruder
                  Director

                  Warren G. Wintrub
                  Director

  04/3/97         /s/ Claude Fernandez
 ---------        ---------------------------
     Date         Claude Fernandez
                  Executive Vice President and
                  Chief Administrative Officer
                  (Principal Financial Officer)

  04/3/97         /s/ Michael D. Roberts
 ---------        -----------------------------
     Date         Michael D. Roberts
                  First Vice President and Controller
                  (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K













                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                AND SUBSIDIARIES







                                                              1996 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                   1992               1993            1994             1995             1996
                                 --------           --------        --------        ---------         --------
OPERATING DATA:

      Revenues                   $ 14,548           $ 16,129        $ 16,386        $  16,132         $ 15,506

      Net income (loss)             3,861              4,481           5,248           (1,076)           2,990

      Net income (loss)
        per share                     .53                .62             .73             (.15)             .41

        Dividends paid              5,860              5,916           5,951            5,976            5,982

      Dividends declared
        per share                     .61(1)             .82             .82              .83              .83


      Payment of mortgage
        principal (2)                 361                635             802              931            1,142



BALANCE SHEET DATA:

      Total consolidated
        assets                    146,759            148,358         145,124          141,438          127,755

      Long-term
        obligations (3)            78,948             81,515          69,679           71,527           60,042




(1) There were only three dividends declared in 1992. The dividend declared in January 1993 attributable to the quarter ended December 1992, if declared in 1992, would have increased the 1992 dividends declared to $0.81 per Share.
(2)     Represents scheduled mortgage principal amortization paid.
(3)     Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                  Results of Operations

                  Net income for the year ended December 31, 1996 increased by $4,067,000 as compared with the net loss incurred in 1995. Excluding the effect of noncash charges in 1995 and 1996 on the writedowns of property to net realizable value and gains on property sales in 1996, income would have reflected a decrease of $352,000 as compared with 1995.

                  The decrease in income before gains, as adjusted for the writedowns, was due to decreases in lease revenues and an increase in property expenses. These were partially offset by increases in other interest income, equity income and a decrease in interest expense. Lease revenues decreased due to the sales of the properties leased to Empire of America Realty Credit Corp. ("Empire"), Safeway Supermarkets Incorporated ("Safeway") and Best Buy Co., Inc. ("Best Buy") in 1996 and the termination of the Xerox Corporation ("Xerox") lease in August 1995. Lease revenue benefited from the lease with EnviroWorks, Inc. ("EnviroWorks") which initial term commenced in September 1995 and an increase, effective October 1995, on the lease with Information Resources, Inc. ("IRI"). Other interest income increased due to interest earned on the proceeds held from the property sales which the Company is seeking to reinvest in new properties. Equity income from the Company's investment in a real estate investment trust which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. ("Marriott") increased due to the increasing amortization of principal on a limited recourse mortgage loan which is amortizing over 16-3/4 years and an increase in rents earned pursuant to a sales override provision in the Marriott lease.

                  In 1995, the Company incurred a net loss of $1,076,000 due to the writedown of its Stamford, Connecticut property to estimated net realizable value after Xerox vacated the property. The operating results for 1995, excluding the effect of the writedown (net of amounts of the writedown attributable to minority interest) in 1995 and gains on sale of real estate of $923,000 in 1994, would have reflected a decrease of $281,000 from 1994. This decrease was due to a decrease in lease revenues and an increase in interest expense. The decrease in lease revenues was due to (i) the sales of the Pace Membership Warehouse, Inc. ("Pace") and Data Documents, Inc. ("Data Documents") properties in 1994 which contributed $837,000 of rents in 1994 and (ii) the expiration of the Xerox lease in August 1995, which reduced lease revenues by $433,000 from the prior year. Such decreases were partially offset by an increase in lease revenues of $375,000 from Neodata Corporation ("Neodata") and New WAI L.P. ("Warehouse Associates"). The Neodata and Warehouse Associates rents increased as the leases were modified in the fourth quarter of 1994 in consideration for funding improvements at those properties. Lease revenues also benefited from increases effective in August 1994 and October 1995 on the Company's leases with Titan Corporation ("Titan") and IRI, respectively, and an increase of $64,000 from the sales overrides from Kmart Corporation ("Kmart") and Wal-Mart Stores, Inc. ("Wal-Mart") leases. Additionally, subsequent to completion of construction of its property leased to EnviroWorks in September 1995, EnviroWorks contributed $408,000 of lease revenues. The increase in interest expense was due to $271,000 directly attributable to the mortgage financing received in connection with funding the Neodata and Warehouse Associates expansions in December 1994 and $180,000 of interest expense on the mortgage loan obtained upon completion of construction of the EnviroWorks property. This was partially offset by the reduction from paying off the Pace and Data Documents mortgage loans in November 1994.

                  As a result of a rent increase in 1997 and a decrease in debt service as the result of refinancing a mortgage loan, annual cash flow (rents less mortgage service) from the properties leased to Childtime Childcare, Inc. ("Childtime") will increase by $98,000. Cash flow will also benefit from a rent increase with Titan scheduled for July 1997. As a result of selling the Safeway, Empire and Best Buy properties, annual cash flow has been reduced by $792,000. The Company is seeking to reinvest proceeds from the sale of these properties in order to restore a substantial portion of the cash flow. Future operating cash flow will be affected by the outcome of the Harvest Foods, Inc. ("Harvest") bankruptcy. The Bankruptcy Court agreed to Harvest's plan to terminate the lease in March 1997. Annual cash flow from the Harvest lease was $607,000. There is no assurance that future cash flow from the Harvest properties will reach pre-bankruptcy levels. Accordingly, based on Management's assessment of future cash flows, the Harvest properties were written down by $1,753,000 in 1996.

                  Because of the long-term nature of the Company's net leases, inflation and changing prices have not unfavorably affected the Company's revenues and net income. The Company's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI"), sales overrides, or other periodic increases which are designed to increase lease revenues in the future. Future rent increases may be affected by changes in the method of how the CPI is calculated. Although there are indications that legislation which considers changes to the method of calculating the CPI, the Company cannot predict the outcome of any proposal relating to the CPI formula.

                  Financial Condition

                  Except for certain of the Harvest properties vacated in March 1997, all of the Company's properties are leased to corporate tenants and are subject to long-term net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Company's objective is to use the cash flow from its net leases to fund dividends to shareholders and meet scheduled principal payments on the Company's mortgage debt. The Company maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Company's real estate portfolio. The Company's cash balances increased by $4,203,000 in 1996 primarily due to the sale of properties.

                  The Company's cash provided by operations of $6,657,000 was used to fund dividend payments of $5,982,000 and pay a portion of the Company's scheduled mortgage principal payments. The Company's cash position has been favorably affected by the Advisor's continuing its voluntary deferral of asset management and performance fees which totaled $3,810,000 at December 31, 1996. Although the Advisor may continue deferring such collection, it has no obligation to do so. The ability of the Company to sustain its current level of operating cash flow is subject to the outcome of uncertainties related to (i) remarketing the properties formerly leased to Harvest and (ii) the level of operating cash flow to be realized from any investment in new properties.

                  The Company's investing activities included receiving $13,734,000 from the sales of properties and funding $370,000 to replace the roof on a property leased to Kmart as required under the Kmart leases. The Company is currently evaluating whether it will need to incur similar costs at another of the Kmart properties within the next year.

                  The Company's financing activities consisted primarily of using funds provided from operating activities to pay dividends and meeting scheduled debt service requirements. In 1996, the Company used $8,382,000 of sales proceeds to pay off loans on properties sold and to satisfy an advance on its line of credit. An advance of $2,480,000 had been used to pay a balloon payment on a mortgage which had matured in 1995. In December 1996, the Company refinanced an existing $2,485,000 mortgage loan with an annual interest rate of 11.25% collateralized by the properties leased to Childtime with a new mortgage loan of $2,511,000 which bears an annual interest rate of 9.55%. The line of credit facility of $6,000,000 is available for funding purchases of real estate, capital improvements and refinancings. Borrowings under the credit facility are recourse to the Company. The revolving credit agreement, which expires in August 1997, includes financial covenants which require the Company to maintain a minimum tangible net worth and meet certain debt service coverage ratios on all outstanding advances. The Company is in compliance with such terms at December 31, 1996. The aforementioned $2,480,000 advance on the line of credit was used to pay a balloon payment in January 1996 on a mortgage loan collateralized by two properties leased to Kmart and was subsequently paid off. Since December 31, 1996, the Company also used $1,554,000 from the line of credit to satisfy a mortgage balloon payment for the loan collateralized by a third property leased to Kmart. The Company is monitoring Kmart's credit rating. To the extent that Kmart's credit prospects improve, the Company would seek to place new limited recourse mortgage debt on the three properties with the objective of using a portion or all of the funds received for new investments.

                  The Company is continuing to evaluate its ability to maintain the current dividend rate while considering reinvestment opportunities and the need to maintain appropriate levels of cash reserves to meet current and expected obligations. Expected cash from operations, taking into account the reduction in lease revenues from the termination of the Harvest lease and any reinvestment of funds from property sales, will not be sufficient to fully fund future dividends at the current levels and scheduled mortgage principal payments for the next several years. Management is considering a reduction in the dividend rate to a level that could be sustained solely from cash flow from operations remaining after amortization of debt.

                  The Company has a scheduled balloon payment on a mortgage loan of $6,910,000 in 1998 on properties leased to Wal-Mart. A mortgage loan on the Company's property leased to Warehouse Associates which had been scheduled to mature in April 1996 has been extended an additional five years pursuant to an extension option which was available to the Company. If the Company had not exercised the option, a balloon payment of $977,000 would have been due. In addition, due to successful negotiations by the Company, the interest rate on another limited recourse mortgage loan on the Warehouse Associates property was reduced from 10% to 8.75%. As a result of the reset, annual debt service decreased by $69,000. Two mortgage loans with a combined balance of $5,782,000 collateralizing the Harvest properties are in default. Debt service on one of the loans has not been paid on a timely basis. The loans are subject to acceleration from the lenders; however, no notice of acceleration has been received from the lenders. In the event a lender gives notice of acceleration, the Company will evaluate its alternatives. In the case of mortgage financing which does not fully amortize over its term or is subject to acceleration, the Company would be responsible for the balloon payment required only to the extent of its interest in the encumbered properties because the holder of each such obligation has recourse only to the properties collateralizing such debt. In the event that balloon payments come due, the Company could seek to refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the mortgages from existing cash reserves or sell the property and use the sales proceeds to satisfy the mortgage debt. To the extent that the remaining initial term of a lease will remain in place for a number of years, the Company believes that the prospects are good. The limited recourse refinancing prospects are conditional, in part, by the credit rating of the lessee. Based on the remaining initial terms of the Wal-Mart leases of at least 10 years, the Company expects to refinance the maturing loan.

                  In connection with the purchase of its properties, the Company requires sellers of such properties to perform environmental reviews. Management believes, based on the results of such reviews, that the Company's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, the Company's leases generally require tenants to indemnify the Company from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow the Company to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow the Company to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions, in the estimation of the Company, are in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of environmental matters will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statements issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statement.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
  Corporate Property Associates 10 Incorporated and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of Corporate Property Associates 10 Incorporated and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 22 to 24 of this Annual Report. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Advisor, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 10 Incorporated and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.





                                                    /s/ Coopers & Lybrand L.L.P.

New York, New York
March 24, 1997

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1995 and 1996

                                                                           1995                    1996
                                                                           ----                    ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method
         Land                                                          $ 19,946,914            $ 17,970,759
         Buildings                                                       80,153,352              77,452,437
                                                                       ------------            ------------
                                                                        100,100,266              95,423,196
         Accumulated depreciation                                         8,686,779               9,484,029
                                                                       ------------            ------------
                                                                         91,413,487              85,939,167
   Net investment in direct financing leases                             26,526,818              23,563,052
                                                                       ------------            ------------
         Real estate leased to others                                   117,940,305             109,502,219
   Equity investment                                                     10,432,181              11,016,708
Real estate held for sale                                                10,079,819
Cash and cash equivalents                                                 2,249,315               6,452,554
Other assets, net of accumulated amortization
   of $332,286 in 1995 and $182,123 in 1996                                 736,789                 783,245
                                                                       ------------            ------------

         Total assets                                                  $141,438,409            $127,754,726
                                                                       ============            ============

        LIABILITIES:

Limited recourse mortgage notes payable                                $ 84,384,583            $ 68,586,254
Accrued interest payable                                                    850,986                 553,985
Accounts payable and accrued expenses                                       240,505                 231,555
Accounts payable to affiliates                                            3,044,843               3,974,450
Deferred gain                                                                                     3,423,043
Prepaid rental income                                                        44,337                  42,682
                                                                       ------------            ------------
         Total liabilities                                               88,565,254              76,811,969
                                                                       ------------            ------------

Minority interest                                                         2,987,811               4,048,527
                                                                       ------------            ------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
   40,000,000 shares; 7,217,294 shares issued
   and outstanding at December 31, 1995 and 1996                              7,217                   7,217
Additional paid-in capital                                               62,160,058              62,160,058
Dividends in excess of earnings                                         (12,193,839)            (15,184,953)
                                                                       ------------            ------------
                                                                         49,973,436              46,982,322
Less common stock in treasury at cost,
   10,652 shares at December 31, 1995 and 1996                              (88,092)                (88,092)
                                                                       ------------            ------------
         Total shareholders' equity                                      49,885,344              46,894,230
                                                                       ------------            ------------
         Total liabilities and
         shareholders' equity                                          $141,438,409            $127,754,726
                                                                       ============            ============





The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

              For the years ended December 31, 1994, 1995 and 1996

                                                                1994             1995              1996
                                                                ----             ----              ----
Revenues:
   Rental income from operating leases                      $11,895,320     $ 12,105,236      $ 11,812,148
   Interest income from direct financing leases               4,322,954        3,843,593         3,362,406
   Other interest income                                        168,033          182,921           331,194
                                                            -----------      -----------      ------------
                                                             16,386,307       16,131,750        15,505,748
                                                            -----------      -----------      ------------

Expenses:
   Interest on mortgages                                      8,151,222        8,310,440         7,911,209
   Depreciation                                               1,945,769        1,967,631         2,007,557
   General and administrative                                   989,690        1,033,182           965,983
   Property expenses                                          1,809,519        1,787,577         2,008,468
   Amortization                                                  95,501           66,262            56,329
   Writedown to net realizable value                                           7,519,431         1,753,139
                                                            -----------      -----------       -----------
                                                             12,991,701       20,684,523        14,702,685
                                                            -----------      -----------       -----------

        Income (loss) before minority interest in
         (income) loss, equity income and gains on
         sale of real estate, and extraordinary item          3,394,606       (4,552,773)          803,063

Minority interest in (income) loss                             (599,839)       1,881,218          (583,283)
                                                            -----------      -----------       -----------

         Income (loss) before equity income and
         gains on sale of real estate                         2,794,767       (2,671,555)          219,780

Income from equity investment                                 1,529,736        1,595,406         1,718,797
                                                            -----------      -----------       -----------

        Income (loss) before gains on sale of real
         estate                                               4,324,503       (1,076,149)        1,938,577

Gains on sale of real estate                                    923,382                          1,051,823
                                                            -----------      -----------       -----------


        Net income (loss)                                   $ 5,247,885      $(1,076,149)      $ 2,990,400
                                                            ===========      ===========       ===========


Net income (loss) per common share:                               $ .73            $(.15)             $.41
                                                                  =====            =====              ====


Weighted average shares outstanding                           7,217,294        7,209,269         7,206,642
                                                              =========        =========         =========





The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1994, 1995 and 1996

                                                     Additional         Dividends
                                       Common          Paid-in         In Excess Of         Treasury
                                       Stock           Capital           Earnings             Stock        Total
                                       -----           -------           --------             -----        -----
Balance at December 31, 1993           $7,217         $62,160,058      $ (4,439,425)                     $ 57,727,850

Dividends                                                                (5,950,669)                       (5,950,669)

Net income, 1994                                                          5,247,885                         5,247,885
                                       ------         -----------      ------------                       -----------

Balance at December 31, 1994            7,217          62,160,058        (5,142,209)                       57,025,066

Dividends                                                                (5,975,481)                       (5,975,481)

Repurchase of 10,652 shares                                                                $(88,092)          (88,092)

Net loss, 1995                                                           (1,076,149)                       (1,076,149)
                                       ------         -----------      ------------        --------       -----------

Balance at December 31, 1995            7,217          62,160,058       (12,193,839)        (88,092)       49,885,344

Dividends                                                                (5,981,514)                       (5,981,514)

Net income, 1996                                                          2,990,400                         2,990,400
                                       ------         -----------      ------------        --------       -----------

Balance at December 31, 1996           $7,217         $62,160,058      $(15,184,953)       $(88,092)      $46,894,230
                                       ======         ===========      ============        ========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996

                                                                               1994                  1995                  1996
                                                                               ----                  ----                  ----
Cash flows from operating activities:
    Net income (loss)                                                    $  5,247,885          $ (1,076,149)          $ 2,990,400
    Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Depreciation and amortization                                         2,041,270             2,033,893             2,063,886
      Cash receipts on operating and financing leases
         (less than) greater than straight-line adjustments
         and amortization of unearned income                                  (81,154)               51,219               104,180
      Minority interest in income (loss)                                      599,839            (1,881,218)              583,283
      Distributions to minority interest                                     (901,541)             (849,551)             (795,196)
      Income from equity investment in excess of
         dividends received                                                  (406,051)             (376,365)             (584,527)
      Writedown to net realizable value                                                           7,519,431             1,753,139
      Gains on sale of real estate                                           (923,382)                                 (1,051,823)
       Net change in operating assets and liabilities                         734,600               842,364             1,593,498
                                                                         ------------          ------------           -----------
            Net cash provided by operating activities                       6,311,466             6,263,624             6,656,840
                                                                         ------------          ------------           -----------

Cash flows from investing activities:
    Purchases of real estate and other capitalized costs                   (8,636,434)          (12,091,080)             (370,043)
    Proceeds from sale of real estate                                       5,289,080                                  13,733,825
    Decrease in escrow funds                                                                      5,751,808
    Reimbursement of project costs by affiliate                             5,583,615
    Issuance of note receivable on sale of real estate                                                                   (560,750)
    Proceeds from repayments on note receivable                                                                           450,000
                                                                         ------------           -----------           -----------
            Net cash provided by (used in)
               investing activities                                         2,236,261            (6,339,272)           13,253,032
                                                                         ------------           -----------           -----------

Cash flows from financing activities:
    Proceeds from mortgages                                                 3,700,000            12,000,000             2,510,660
    Advances on line of credit                                              6,981,180                                   2,480,000
    Payments on mortgage principal                                           (801,536)             (930,647)           (1,141,876)
    Purchase of treasury stock                                                                      (88,092)
    Prepayments of mortgage payable and
      advances on line of credit                                          (12,875,857)           (6,000,000)          (13,347,113)
    Deferred financing costs                                                  (96,737)              (48,209)             (226,790)
    Dividends paid                                                         (5,950,669)           (5,975,481)           (5,981,514)
                                                                        -------------          ------------          ------------
            Net cash used in financing activities                          (9,043,619)           (1,042,429)          (15,706,633)
                                                                         ------------          ------------          ------------

            Net (decrease) increase in cash
               and cash equivalents                                          (495,892)           (1,118,077)            4,203,239

    Cash and cash equivalents, beginning of year                            3,863,284             3,367,392             2,249,315
                                                                         ------------          ------------          ------------

    Cash and cash equivalents, end of year                               $  3,367,392          $  2,249,315          $  6,452,554
                                                                         ============          ============          ============




                                   (Continued)

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of CASH FLOWS, Continued

              For the years ended December 31, 1994, 1995 and 1996







Schedule of noncash investing and financing activity:


      During the year ended December 31, 1996, the Company transferred a property to an affiliate and assigned a mortgage note payable and interest thereon as follows:

       Mortgage note payable                                              $ 6,300,000
       Accrued interest payable                                               790,678
       Land and building, net
         of minority interest                                              (3,667,635)
                                                                          -----------
            Deferred gain                                                 $ 3,423,043
                                                                          ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




 1.     Summary of Significant Accounting Policies:

        Basis of Consolidation:

            The consolidated financial statements include the accounts of
               Corporate Property Associates 10 Incorporated, its wholly-owned subsidiaries and majority interests in three limited partnerships in which the company is general partner and a limited partnership in which the Company owned the majority interest until such interest was disposed of in December 1996 (see Note 10) (collectively, the "Company").

         Use of Estimates:

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Real Estate Leased to Others:

           Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

           The Company diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

           The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

                      Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                      Operating method - Real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

           The Company assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



           Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

         Real Estate Held for Sale:

           Real estate held for sale is accounted for at the lower of cost or fair value less costs of sale.

         Depreciation:

           Depreciation is computed using the straight-line method over the estimated useful lives of the properties - 40 years.

         Cash Equivalents:

           The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.

         Equity Investment:

           The Company's 23.7% interest in a real estate investment trust
               ("REIT") is accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Treasury Stock:

            Treasury stock is recorded at cost.

         Other Assets:

            Included in other assets are deferred rental income and deferred charges. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage financing and refinancing and are amortized on a straight-line basis over the terms of the mortgages.

         Federal Income Taxes:

           The Company qualifies and intends to continue to qualify as a REIT under the Internal Revenue Code of 1986, and accordingly, is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets certain other conditions.

         Reclassification:

           Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



 2.     Organization and Offering:

           The Company was formed on March 7, 1990 under the General Corporation
               Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Pursuant to a public offering, 7,217,294 ($72,172,940) shares of common stock were issued by the Company between September 14, 1990 and June 17, 1991. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). The Advisor may be entitled to certain incentive fees in the event of the liquidation of the Company.


 3.     Transactions with Related Parties:

           The Advisor may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Company assets. Pursuant to the subordination provisions of the advisory agreement, the preferred return may be paid after the shareholders receive 100% of their initial investment from the proceeds of assets sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such preferred return amounts to $753,156 based upon the cumulative proceeds from the sales of assets since the inception of the Company through December 31, 1996. The Company's ability to satisfy the subordination provisions of the advisory agreement may not be determinable until liquidation of a substantial portion of the Company's assets has been made.

           Pursuant to the advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. If in any year when the operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of net income) as defined in the Prospectus, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions.

           In connection with the Company's acquisitions of real estate and obtaining of mortgage financing, W.P. Carey & Co., Inc. ("W.P. Carey") received $76,000, $800,000 and $54,000 in 1994, 1995 and
               1996, respectively, as development, structuring, financing and acquisition fees.

           The Company's asset management and performance fees are both 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus. General and administrative expense reimbursement consists primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. Asset management fees were $779,256, $779,829 and $858,793 in 1994, 1995 and 1996, respectively, with performance fees for such periods in like amounts. General and administrative expense reimbursements were $360,418, $365,778 and $378,221 in 1994, 1995 and 1996, respectively. Effective January 1996, for the purpose of determining the asset management and performance fees, Average Invested Assets are based on an independent valuation of the Company's real estate assets.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



           For the years ended December 31, 1994, 1995 and 1996, fees aggregating $72,102, $32,855 and $27,585, respectively, were incurred for legal services provided by a firm in which the Secretary of the Company and other affiliates is a partner.

           The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $88,746, $151,744 and $132,207, respectively.

           The Company's ownership interests in certain properties are jointly held with affiliated entities. The Company's interests in jointly held properties range from 20% to 81.46%. The Company's share of assets and liabilities relating to tenants-in-common interests are accounted for on a proportional basis.


 4.     Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $11,145,000 in 1997, $11,149,000 in 1998, $11,150,000 in 1999,
               $11,157,000 in 2000; $10,916,000 in 2001; and aggregate
               approximately $119,904,000 through 2016.

            Contingent rents were approximately $439,000, $583,000 and $586,000 in 1994, 1995 and 1996, respectively.


 5.     Net Investment in Direct Financing Leases:
            Net investment in direct financing leases is summarized as follows:

                                                                                 December 31,
                                                                            ------------------------------
                                                                            1995                      1996
                                                                            ----                      ----
                      Minimum lease payments
                        receivable                                      $66,338,813               $60,627,524
                      Unguaranteed residual value                        26,415,753                23,644,330
                                                                        -----------               -----------
                                                                         92,754,566                84,271,854
                      Less, Unearned income                              66,227,748                60,708,802
                                                                        -----------               -----------
                                                                        $26,526,818               $23,563,052
                                                                        ===========               ===========

           Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $3,093,000 in each of the years 1997 through 2001 and aggregate approximately $60,628,000 through 2017.

           The Company is committed under long-term ground leases which have expiration dates ranging from June 2004 to January 2011 for certain properties formerly occupied by Harvest Foods, Inc. Future minimum ground lease rents aggregate approximately $1,751,000.

           Contingent rents were approximately $55,000 in 1994 and $132,000 in 1996. No contingent rents were received in 1995.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




6.      Mortgage Notes Payable and Revolving Credit Facility:

            Mortgage notes payable, all of which are limited recourse
               obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $117,339,000, before accumulated depreciation. As of December 31, 1996, mortgage notes payable have interest rates varying from 8.75% to 13% per annum and mature between 1997 and 2013.

            Scheduled principal payments, including mortgages subject to acceleration, during each of the next five years following December 31, 1996 and thereafter are as follows:

               Year Ending December 31,
                  1997                                                    $ 8,544,105
                  1998                                                      1,283,280
                  1999                                                      9,742,495
                  2000                                                     22,887,153
                  2001                                                      8,160,796
                  Thereafter                                               17,968,425
                                                                          -----------
                     Total                                                $68,586,254
                                                                          ===========




           The Company's revolving credit agreement provides a credit facility to the Company on which it can draw up to $6,000,000. Advances under the facility are evidenced by a promissory note which bears an annual interest rate equivalent to short-term London Inter-Bank Offering Rates plus 2.5%. The amount available under the credit facility decreases by $166,667 each month. There is also a nonutilization fee of 0.2% per annum on funds available under the credit facility but not advanced. The revolving credit agreement matures on August 23, 1997.

           The revolving credit agreement places the following restrictions on the Company: funds advanced under the credit facility may only be used to purchase real estate, fund capital improvements or pay off mortgage debt. After payment of related mortgage loans and costs, the lender has the right to apply all the proceeds of real estate sales as a payment of principal on any amount outstanding on the credit facility. The amount of additional mortgage indebtedness the Company can incur is limited and the Company is required to meet certain financial covenants, including maintaining a tangible net worth of $45,000,000 and a debt service coverage ratio of 2 to 1 with such ratio calculated as net cash flow provided by operating activities divided by the sum of the amounts required for such period to pay principal and interest on the credit facility. The Company is in compliance with the terms of the revolving credit agreement. Amounts advanced under the credit facility are recourse obligations of the Company. No amounts were outstanding as of December 31, 1996.

            Interest paid, including capitalized interest, was $8,356,980,
               $8,309,308 and $8,208,210, in 1994, 1995 and 1996, respectively.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




7.      Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 1996, dividends paid per share reported for tax purposes were as follows:


                                                     1994                       1995                   1996
                                                     ----                       ----                   ----
   Ordinary income                                  $0.36                      $0.47                  $0.49
   Capital gains                                     0.11                       0.06
   Return of capital                                  .35                       0.30                   0.34
                                                    -----                      -----                  -----
                                                    $0.82                      $0.83                  $0.83
                                                    =====                      =====                  =====

        A dividend of $.2075 per share for the quarter ended December 31, 1996 was declared and paid in January 1997.


8.      Industry Segment Information:

           The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues are as follows:

                                                          1994                   1995                   1996
                                                          ----                   ----                   ----
Per Statements of operations:
    Rental income from operating leases                   $11,895,320          $12,105,236            $11,812,148
    Interest income from direct financing leases            4,322,954            3,843,593              3,362,406
Adjustments:
    Rental income attributable to
        minority interests                                 (2,231,141)          (2,129,058)            (1,917,313)
    Share of interest income from equity
        investment's direct financing lease                 4,292,381            4,330,176              4,342,921
                                                          -----------          -----------            -----------
                                                          $18,279,514          $18,149,947            $17,600,162
                                                          ===========          ===========            ===========

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




            For the years ended December 31, 1994, 1995 and 1996, the Company earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                  1994         %           1995        %            1996          %
                                                  ----        ---          ----       ---           ----         ---
      Marriott International, Inc. (1)        $ 4,292,381     24%        $ 4,330,176   24%         $ 4,342,921    25%
      Information Resources
        Incorporated (2)                        2,743,052     15           2,786,293   16            2,916,014    17
      Titan Corporation (2)                     1,954,888     11           2,019,033   11            2,019,033    11
      New WAI, L.P./
        Warehouse Associates                    1,301,835      7           1,442,303    8            1,483,640     8
      EnviroWorks, Inc.                                                      407,505    2            1,387,757     8
      Harvest Foods, Inc. (3)                   1,237,573      7           1,238,403    7            1,239,206     7
      Wal-Mart Stores, Inc.                       941,402      5             976,287    6              994,433     6
      Kmart Corporation                           756,103      4             785,314    4              823,301     5
      Childtime Childcare Inc.                    737,407      4             742,458    4              742,458     4
      Neodata Corporation                         320,921      2             555,826    3              574,435     3
      CalComp Technology, Inc.
        (formerly Summagraphics
        Corporation)                              439,678      2             440,902    2              381,412     2
      US West Communications, Inc.                222,600      1             222,600    1              222,600     1
      Empire of America Realty
        Credit Corp.                              903,558      5             904,015    5              188,322     1
      Safeway Stores Incorporated                 393,750      2             393,750    2              167,212     1
      Best Buy Co., Inc.                          234,308      1             315,013    2              117,418     1
      Xerox Corporation (2)                       885,105      5             590,069    3
      Other                                       914,953      5
                                              -----------    ----        -----------  ----         -----------   ----
                                              $18,279,514    100%        $18,149,947  100%         $17,600,162   100%
                                              ===========    ====        ===========  ====         ===========   ====

 (1) Represents the Company's share of revenue from its 23.7% equity interest in Marcourt Investments Incorporated.

 (2) Net of the minority interest attributable to Corporate Property Associates 9, L.P. ("CPA(R):9"), an affiliate.

 (3) Net of ground lease expenses of approximately $152,000 in 1994 and $158,000 in both 1995 and 1996.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




9.      Investment in Marcourt Investments Incorporated:

           The Company owns an approximate 23.7% interest in Marcourt
               Investments Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized audited financial information of Marcourt is as follows:

       (In thousands)
                                                            Year Ended December 31,
                                                           1994              1995             1996
                                                           ----              ----             ----
       Assets                                           $149,900          $149,910         $149,694
       Liabilities                                       110,645           108,876          106,002
       Shareholders' equity                               39,255            41,034           43,692

       Revenues                                          $18,140            18,300           18,549
       Interest and other expenses                        11,486            11,370           11,097
       Net income                                          6,654             6,930            7,452

       Dividends paid                                      4,748             5,151            4,793
       Cash provided from operating activities             4,758             7,114            7,482

10.     Property in Stamford, Connecticut:

           In January 1991, the Company and CPA(R):9 formed a limited partnership, Hope Street Connecticut Limited Partnership ("Hope St."), for the purpose of purchasing an office building in Stamford, Connecticut for $11,000,000. The Company contributed $3,200,000 for a 68.085% general partnership interest and CPA(R):9 contributed $1,500,000 for a 31.915% limited partnership interest in Hope St. Hope St. used this equity and assumed a limited recourse mortgage loan of $6,300,000 collateralized by the property and also assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. The Xerox lease provided for an annual rent of $1,300,000 with an initial term through August 31, 1995 and two five-year renewals at Xerox's option. The mortgage loan was an interest only obligation and was scheduled to mature on September 1, 1995 with a balloon payment of $6,300,000 due at that time.

           In August 1995, the initial term ended and Xerox vacated the property. The Company was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rental. Based on the then current conditions in the Stamford market, Management concluded that the net realizable value of the property was less than the outstanding balance of the mortgage loan. The Company attempted to negotiate with the lender and proposed various alternatives such as extending the maturity, satisfying the balloon payment obligation at a substantial discount or selling the property back to the lender a nominal amount in excess of the mortgage balance; however, the lender did not agree to any these proposals. Given these circumstances, in 1995, the Company wrote down the property to its estimated fair value of $2,490,000.

           In December 1996, the Boards of Directors of the Corporate General Partner of CPA(R):9 and the Company approved a transaction that allowed the Company to transfer the Company's entire general partnership interest in the limited partnership to CPA(R):9 and a wholly-owned subsidiary of CPA(R):9 for nominal consideration. For financial reporting purposes, a gain of $3,423,043

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


               resulting from the transfer of liabilities in excess of assets has been deferred pending the disposition of the Stamford property by CPA(R):9. For tax reporting purposes, a capital loss was recognized on the disposition of the general partnership interest in Hope St.


11.     Gains on Sale of Real Estate:

        1994

           Pace Membership Warehouse, Inc.:

           On November 10, 1994, Pace Membership Warehouse, Inc. ("Pace"), purchased its leased premises in Des Moines, Iowa from the Company for $7,150,000. A portion of the proceeds from the sale was used to satisfy the $3,500,000 mortgage loan on the property and pay a prepayment charge to the mortgage lender. In connection with the sale, the Company recognized a gain of $483,039.

           Data Documents, Inc.:

           In May 1993, the Company and Carey Institutional Properties Incorporated ("CIP(TM)"), an affiliate, purchased land and buildings as tenants-in-common for $13,450,000 with 22.22% and 77.78% interests, respectively, and entered into a net lease with Data Documents, Inc. ("Data Documents"). In 1994, Data Documents notified the Company and CIP(TM) that it intended to restructure its debt. The Company and CIP(TM) informed Data Documents that such restructuring would violate the financial covenants of the lease. Data Documents did not remedy the covenant violation and, therefore, was required to purchase its leased properties at the higher of the original cost or fair market value as encumbered by the lease. In November 1994, the lease was terminated and title to the properties was transferred. In connection with the transfer, Data Documents deposited funds in an escrow account pending final determination of fair value. The fair market value was subsequently determined to be $15,775,000. In connection with such determination, all remaining sales proceeds were received by the Company. The Company recognized a gain on the sale of the properties of $440,343 in 1994.

        1996

         Safeway Stores, Inc.:

           In December 1991, the Company and CIP(TM), purchased three supermarkets leased to Safeway Stores Incorporated ("Safeway") as tenants in-common, each with 50% ownership interests. In 1996, the Company and CIP(TM) sold a property in Glendale, Arizona and a property in Escondido, California.

           On January 26, 1996, the Glendale store was sold for $1,950,000. On February 15, 1996, the Escondido property was sold for $3,450,000. A net loss of $11,017 was recognized on the sales. Net of transaction costs, the Company received $2,605,010 in cash and a promissory note of $560,750. The final installment on the promissory note, was received in January 1997.

            Annual cash flow from the two properties was $252,000.

         Empire of America Realty Credit Corp.:

           In June 1991, the Company purchased land and an office building occupied by Empire of America Realty Credit Corp. ("Empire") located in Buffalo, New York for $7,330,000. $4,500,000 of the purchase price was financed by a mortgage loan.

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            In November 1995, the Company declared that Empire was in default under the lease as Empire had previously notified the Company of its intention to vacate the property. The lease required Empire to make an irrevocable purchase offer in the event of a default and in February 1996, the Company accepted Empire's $8,500,000 offer. In connection with the sale of the property to Empire on March 15, 1996, the Company recognized a gain, net of transaction costs, of $558,665. After paying the transaction costs and satisfying the mortgage loan collateralized by the Empire property, the Company realized net cash proceeds of approximately $3,675,000. As a result of the sale of the Empire property, annual cash flow (rents less mortgage debt service) decreased by approximately $415,000.


         Best Buy Co., Inc.:

           In October 1992, the Company purchased land and a retail store in Charlotte, North Carolina, for $2,435,000 subject to an existing net lease with SportsTown, Inc. The lease was subsequently assumed by Best Buy Co., Inc.

           On May 16, 1996, the Company sold the property for $3,250,000 and recognized a gain of $504,175 on the sale. Net of the costs of sale and paying off the remaining balance of $1,509,371 outstanding on the mortgage loan collateralized by the property, the Company realized net cash proceeds of $1,588,000. As a result of the sale, annual cash flow (rents less mortgage debt service) will decrease by approximately $126,000.


12.     Debt Refinancing:

           The Company and CPA(R):9 own 12 properties as tenants-in-common with 66.07% and 33.93% ownership interests, respectively, leased, pursuant to a master lease, to Childtime Childcare, Inc. ("Childtime"). On December 13, 1996, the Company and CPA(R):9 refinanced, at a lower interest rate, an existing mortgage loan of $3,800,000 (of which the Company's share is $2,511,000). The loan provides for monthly installments of principal and interest of $35,546 (of which the Company's share is $23,485) at an annual interest rate of 9.55% based on a 20-year amortization schedule. The loan may be prepaid at any time subject to a 5% prepayment charge. The loan matures in December 2006 at which time a balloon payment for the entire outstanding principal balance of approximately $2,768,000 (of which the Company's share is $1,829,000) is scheduled.

           The original loan provided for monthly payments of principal and interest of $39,930 (of which the Company's share was $26,382) at an annual interest rate of 11.25% based on a 25-year amortization schedule. The loan had been scheduled to mature in February 1998 at which time a balloon payment was due. Solely as a result of the refinancing, the Company's annual debt service will decrease by $34,764.

13.     Harvest Foods, Inc.:

           On February 21, 1992, the Company and CIP(TM) purchased as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. The total purchase price of the Harvest

                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


               properties was $20,165,000. The Company and CIP(TM) each contributed $3,950,000 of equity and each obtained $6,132,500 of limited recourse mortgage financing from two lenders of $4,632,500 and $1,500,000, respectively, to fund the purchase of the Harvest properties.

           On June 18, 1996 Harvest filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. Subsequent to Harvest's filing for Chapter 11 bankruptcy, Harvest filed a motion to sever the master lease into 15 separate leases. The Company and CIP(TM) vigorously opposed the motion which Harvest subsequently withdrew. In March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. The Company has agreements-in-principle to sell one of the properties and lease two of the supermarkets. As final agreements have not been completed for sale or lease of properties, there is no assurance that the proposed sale or lease of properties will occur. The Company's share of annual rent under the Harvest lease was the sum of (i) $607,806 and (ii) an amount equal to debt service on the two loans. Based on the Company's expectation that future cash flow from the properties will be reduced, Management has concluded that there has been an impairment to the value of the properties. Based on a writedown of the properties to their estimated net realizable value of $8,250,000, the Company has incurred a charge of $1,753,139 for the year ended December 31, 1996.

           The two limited recourse mortgage loans, with a combined balance of $5,782,000 at December 31, 1996 are in default and are subject to acceleration by the lenders as a result of the filing of the bankruptcy petition. A portion of the debt service for the period subsequent to December 31, 1996 has not been paid. As the lender's sole recourse is to the Harvest properties, the Company and CIP(TM) are evaluating their options including proposing a restructuring of the loan.

14.     Disclosures About Fair Value of Financial Instruments:

           The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

           The Company estimates that the fair value of mortgage notes payable at December 31, 1996 was approximately $70,110,000. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

            In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock or limited partnership units of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded entity, the warrants are judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of warrants for closely held entities. At December 31, 1996, the Company had warrants to purchase 81,460 shares of stock of the Titan Corporation ("Titan"), a publicly traded company, at $5.30 per share, with such warrants expiring on July 11, 1998. The quoted price of Titan's common stock as of December 31, 1996, was $3.25. The Titan warrants are carried on the books at a nominal value.

15.     New Accounting Pronouncement:

           In March 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which establishes standards for computing and presenting earnings per share. SFAS No. 128 will be effective for financial statement issued for periods ending after December 15, 1997. The impact of the adoption of this statement is not expected to be material to the Company's Consolidated Financial Statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1996



                                                   Initial Cost to             Costs            Gross Amount at which Carried
                                                       Company              Capitalized          at Close of Period  (c)(d)
                                                 ---------------------     Subsequent to     ----------------------------------
         Description             Encumbrances    Land        Buildings     Acquisition (a)   Land         Buildings       Total
         -----------             ------------    ----        ---------     ---------------   ----         ---------       -----
Operating Method:
 Office/repair facility
  leased to The
  US West
  Communications, Inc.                         $   498,557   $ 1,563,299    $    45,465   $   509,550   $ 1,597,771    $ 2,107,321
 Office buildings leased to
  Information
  Resources, Inc.                $22,568,367     4,992,173    26,857,893      3,792,980     4,992,731    30,650,315     35,643,046
 Retail stores leased
  to Kmart Corporation             1,600,000     2,896,663     4,308,345        821,510     2,944,072     5,082,446      8,026,518
 Land leased to Childtime
  Childcare, Inc.                  1,029,371     2,279,146                          957     2,280,103                    2,280,103
 Office building leased
  to Titan Corporation            10,655,846     3,906,546    15,883,454         17,948     3,910,145    15,897,803     19,807,948
 Retail stores leased to
  Wal-Mart Stores, Inc.            7,147,211       807,423     6,864,802         87,746       816,658     6,943,313      7,759,971
 Supermarket leased
  to Safeway Stores
  Incorporated                                     334,595       943,790         14,621       340,274       952,732      1,293,006
 Office/manufacturing
  facilities leased to CalComp
  Technology, Inc. (formerly
  Summagraphics Corporation)       1,712,100       751,453     2,536,047                      751,453     2,536,047      3,287,500

 Manufacturing/warehouse/
  office facilities leased to
  Neodata Services, Inc.           2,737,106       379,917       497,114      3,159,798       379,917     3,656,912      4,036,829
 Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                5,788,278     1,045,856                   10,135,098     1,045,856    10,135,098     11,180,954
                                 -------------------------------------------------------------------------------------------------
                                 $53,238,279   $17,892,329   $59,454,744    $18,076,123   $17,970,759   $77,452,437   $ 95,423,196
                                 =================================================================================================



                                                                            Life on which
                                                                             Depreciation
                                                                              in Latest
                                                                             Statement of
                                      Accumulated                             Operations
         Description                 Depreciation (d)     Date Acquired      is Computed
         -----------                 ----------------     -------------      -----------
Operating Method:
 Office/repair facility
  leased to The
  US West                                                 September 18,
  Communications, Inc.                $  251,232              1990              40 yrs.
 Office buildings leased to
  Information                                             September 28,
  Resources, Inc.                      4,563,163              1990              40 yrs.
 Retail stores leased                                     October 19 & 29,
  to Kmart Corporation                   696,274              1990              40 yrs.
 Land leased to Childtime                                 January 4,
  Childcare, Inc.                                             1991              N/A
 Office building leased
  to Titan Corporation                 2,169,294          July 9, 1991          40 yrs.
 Retail stores leased to                                  December 19,
  Wal-Mart Stores, Inc.                  875,130              1991              40 yrs.
 Supermarket leased
  to Safeway Stores                                       December 19,
  Incorporated                           120,081              1991              40 yrs.
 Office/manufacturing
  facilities leased to CalComp
  Technology, Inc. (formerly
  Summagraphics Corporation)             293,230          May 28, 1992          40 yrs.

 Manufacturing/warehouse/
  office facilities leased to
  Neodata Services, Inc.                 188,346          October 1, 1992       40 yrs.
 Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                      327,279          March 22, 1995        40 yrs.
                                      ----------
                                      $9,484,029
                                      ==========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION


                             as of December 31, 1996



                                                      Initial Cost to              Costs
                                                           Company              Capitalized      Decrease In
                                                    --------------------       Subsequent to         Net
         Description             Encumbrances       Land       Buildings      Acquisition (a)   Investment (b)
         -----------             ------------       ----       ---------      ---------------   --------------
Direct Financing Method:


 Child daycare centers
  leased to Childtime
  Childcare, Inc.                 $1,481,289                  $ 3,284,644       $    1,379


 Office/warehouse
  facility leased
  to New WAI L.P.                  8,084,832     $  307,745    10,442,255        1,277,029


 Supermarket/office
  buildings formerly leased
  to Harvest Foods, Inc.           5,781,854      1,606,249     8,476,251            1,918       $(1,834,418)
                                 -----------     ----------   -----------       ----------       -----------
                                 $15,347,975     $1,913,994   $22,203,150       $1,280,326       $(1,834,418)
                                 ===========     ==========   ===========       ==========       ===========





                                  Gross Amount at which Carried
                                  at Close of Period  (c)
                                  -----------------------------
         Description                                Total          Date Acquired
         -----------                                -----          -------------
Direct Financing Method:


 Child daycare centers
  leased to Childtime
  Childcare, Inc.                              $ 3,286,023          January 4, 1991


 Office/warehouse
  facility leased
  to New WAI L.P.                               12,027,029          March 27, 1991


 Supermarket/office
  buildings formerly leased
  to Harvest Foods, Inc.                         8,250,000          February 21, 1992
                                               -----------
                                               $23,563,052
                                               ===========


See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                        NOTES to SCHEDULE of REAL ESTATE
                          and ACCUMULATED DEPRECIATION


    (a) Consists of improvements subsequent to acquisition and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

    (b) The decrease in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received and writedowns to net realizable value.

    (c) At December 31, 1996, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $65,465,943.

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                                             December 31,                 December 31,
                                                                                 1995                          1996
                                                                                 ----                          ----
         Balance at beginning
             of year                                                        $ 96,860,818                  $100,100,266

         Additions                                                            12,091,080                       370,043

         Dispositions                                                                                       (5,047,113)

         Writedown to net realizable value                                    (7,519,431)

         Reclassification from investment in
             direct financing lease                                            4,036,830

         Reclassification to real estate
             held for sale                                                    (5,369,031)
                                                                            ------------                  ------------
         Balance at close of
             year                                                           $100,100,266                  $ 95,423,196
                                                                            ============                  ============


                   Reconciliation of Accumulated Depreciation

                                                                             December 31,                 December 31,
                                                                                 1995                           1996
                                                                                 ----                           ----
         Balance at beginning
             of year                                                          $6,874,016                    $8,686,779

         Depreciation expense                                                  1,967,631                     2,007,557

         Reclassification to real estate
             held for sale                                                      (154,868)

         Dispositions                                                                                       (1,210,307)
                                                                              ----------                    ----------
         Balance at close of
             year                                                             $8,686,779                    $9,484,029
                                                                              ==========                    ==========

PROPERTIES


 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                         INTEREST
   -------                        ----------------                     --------                         --------
US WEST                           Office/Repair                        Scottsdale,                 Ownership of land
COMMUNICATIONS,                   Facility                             Arizona                     and building
INC.


INFORMATION                       Office Buildings                     Chicago,                    Ownership of a 66.67%
RESOURCES INC.                                                         Illinois                    interest in a limited
                                                                                                   partnership owning land
                                                                                                   and buildings (1)


KMART                             Retail Stores                        Denton, Texas;              Ownership of land and
CORPORATION                       - 3 locations                        Drayton Plains,             buildings
                                                                       Michigan; and
                                                                       Citrus Heights,
                                                                       California


CHILDTIME                         Child Daycare                        Westland - 2 and            Ownership of a 66.07%
CHILDCARE, INC.                   Centers                              Sterling Heights,           interest in land and
                                   - 12 locations                      Michigan; Chandler          buildings (1)
                                                                       and Tucson, Arizona;
                                                                       Duncanville, Carrollton
                                                                       and Lewisville, Texas;
                                                                       Chino, Garden Grove,
                                                                       Alhambra and
                                                                       Tustin/Santa Ana,
                                                                       California


NEW WAI, L.P./                    Office/Warehouse                     Lima, Ohio                  Ownership of land and
WAREHOUSE                         Facility                                                         buildings (1)
ASSOCIATES


TITAN CORPORATION                 Office Building                      San Diego,                  Ownership of an 81.46%
                                                                       California                  interest in a Limited
                                                                                                   Partnership owning land
                                                                                                   and building (1)

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                         INTEREST
   -------                        ----------------                     --------                         --------
WAL-MART STORES, INC.             Retail Stores                        Center, Groves,             Ownership of a 50%
                                  - 6 locations                        Silsbee and Vidor,          interest in land
                                                                       Texas;                      and buildings (1)
                                                                       Weatherford,
                                                                       Oklahoma;
                                                                       Fort Smith,
                                                                       Arkansas

SAFEWAY STORES                    Supermarket                          Broken Arrow,               Ownership of a 50%
INCORPORATED                                                           Oklahoma                    interest in land
                                                                                                   and buildings




MARRIOTT                          Hotels                               Irvine, Sacramento,         Ownership of a 23.67%
INTERNATIONAL, INC.               - 13 locations                       and San Diego,              interest in a real estate
                                                                       California;                 investment trust owning land
                                                                       Orlando - 2,                and buildings (1)
                                                                       Florida;
                                                                       Des Plains,
                                                                       Illinois;
                                                                       Indianapolis,
                                                                       Indiana;
                                                                       Louisville,
                                                                       Kentucky;
                                                                       Linthicum,
                                                                       Maryland;
                                                                       Las Vegas, Nevada;
                                                                       Newark, New Jersey;
                                                                       Albuquerque,
                                                                       New Mexico;
                                                                       Spokane,
                                                                       Washington

Properties                        Retail Stores                        Little Rock - 7, Hope,      Ownership of a 50%
formerly leased to                and Office                           North Little Rock,          interest in land
HARVEST FOODS,                    Buildings - 15 locations             Conway, Hot Springs,        and buildings
INCORPORATED                                                           Texarakana and              except as noted (1)(2)
                                                                       Jonesboro, Arkansas;
                                                                       Ruston, Louisiana;
                                                                       Clarksdale,
                                                                       Mississippi


CALCOMP TECH-                     Office/                              Austin,                     Ownership of a 50%
NOLOGY (formerly                  Manufacturing                        Texas                       interest in land and
SUMMAGRAPHICS                     Facility                                                         buildings (1)
CORPORATION)

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                         INTEREST
   -------                        ----------------                     --------                         --------
NEODATA                           Distribution/                        Louisville,                 Ownership of a 20%
CORPORATION                       Warehouse/Office                     Colorado                    interest in land and
                                  Facility                                                         buildings (1)



ENVIROWORKS, INC.                 Manufacturing/                       Apopka, Florida             Ownership of land
                                  Distribution Facility                                            and buildings (1)










(1) These properties are encumbered by mortgage notes payable.
(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs, North Little Rock and Jonesboro, Arkansas.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS



                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1996, there were 4,504 holders of record of the Shares of the Company.

                  The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT.

                  In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The following shows the frequency and amount of dividends paid since 1993.


                                            Cash Dividends Paid Per Share
                                        ----------------------------------------
                                        1994              1995              1996
                                        ----              ----              ----
                  First quarter       $.20575           $.20675           $.20750
                  Second quarter       .20600            .20700            .20750
                  Third quarter        .20625            .20725            .20750
                  Fourth quarter       .20650            .20750            .20750
                                      -------           -------           -------
                                      $.82450           $.82850           $.83000
                                      =======           =======           =======



REPORT ON FORM 10-K



                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.