Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1997-05-19
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number 0-19156

     CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

                    MARYLAND                                                                     13-3559213
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
(Address of principal executive offices)                              (Zip Code)

                                 (212) 492-1100
              (Registrant's telephone number, including area code)

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)



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

                                                                 [ ] Yes  [ ] No



                7,206,642 shares of common stock; $.001 Par Value
                           outstanding at May 16, 1997

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED








                                      INDEX



                                                                            Page No.
                                                                            --------
PART I

Item 1. - Financial Information*

              Consolidated Balance Sheets, December 31, 1996 and
              March 31, 1997                                                   2

              Consolidated Statements of Income for the three
              months ended March 31, 1996 and 1997                             3

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 1996 and 1997                             4

              Notes to Consolidated Financial Statements                      5-7


Item 2. - Management's Discussion of Operations                               8-9


PART II

Item 4. - Submission of Matters to a Vote of Security Holders                 10

Item 6. - Exhibits and Reports on Form 8-K                                    10

Signatures                                                                    11


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,        March 31
                                                             1996              1997
                                                         -------------     -------------
                                                            (Note)          (Unaudited)
         ASSETS:

Land and buildings ,
    net of accumulated depreciation of
    $9,484,029 at December 31, 1996 and
    $9,968,107 at March 31, 1997                         $  85,939,167     $  92,065,687
Net investment in direct financing leases                   23,563,052        16,886,552
Equity investment                                           11,016,708        11,164,439
Cash and cash equivalents                                    6,452,554         6,566,763
Other assets                                                   783,245         1,070,177
                                                         -------------     -------------
           Total assets                                  $ 127,754,726     $ 127,753,618
                                                         =============     =============

         LIABILITIES:

Limited recourse mortgage notes payable                  $  68,586,254     $  66,688,350
Note payable                                                                   1,600,000
Accrued interest payable                                       553,985           596,385
Accounts payable and accrued expenses                          231,555           266,231
Accounts payable to affiliates                               3,974,450         4,184,294
Deferred gain                                                3,423,043         3,423,043
Prepaid rental income                                           42,682            13,117
                                                         -------------     -------------
           Total liabilities                                76,811,969        76,771,420
                                                         -------------     -------------

Minority interest                                            4,048,527         3,998,262
                                                         -------------     -------------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  authorized,7,217,294 shares;
  issued and outstanding                                         7,217             7,217

Additional paid-in capital                                  62,160,058        62,160,058
Dividends in excess of accumulated
    earnings                                               (15,184,953)      (15,095,247)
                                                         -------------     -------------
                                                            46,982,322        47,072,028
Less common stock in treasury at cost,
    10,652 shares at December 31, 1996 and                     (88,092)          (88,092)
                                                         -------------     -------------
    March 31, 1997
           Total shareholders' equity                       46,894,230        46,983,936
                                                         -------------     -------------

           Total liabilities and shareholders' equity    $ 127,754,726     $ 127,753,618
                                                         =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         Three Months Ended
                                                   March 31, 1996   March 31, 1997
                                                     ----------       ----------
Revenues:
  Rental income from operating leases                $3,189,152       $3,255,359
  Interest income from direct financing leases          938,884          749,952
  Other interest income                                  52,554           86,139
                                                     ----------       ----------
                                                      4,180,590        4,091,450
                                                     ----------       ----------

Expenses:
  Interest on mortgages                               2,100,524        1,710,961
  Depreciation                                          502,333          484,078
  General and administrative                            219,621          329,601
  Property expense                                      414,892          405,062
  Amortization                                           14,551           19,203
                                                     ----------       ----------
                                                      3,251,921        2,948,905
                                                     ----------       ----------

      Income before minority interest,
        income from equity investment
        and net gain on sales of real estate            928,669        1,142,545

Minority interest in income                              88,127          148,726
                                                     ----------       ----------

      Income before equity investment and net
        gain on sales of real estate                    840,542          993,819

Income from equity investment                           522,092          591,265
                                                     ----------       ----------

      Income before net gain on sales of
        real estate                                   1,362,634        1,585,084

Net gain on sales of real estate                        656,379
                                                     ----------       ----------

      Net income                                     $2,019,013       $1,585,084
                                                     ==========       ==========



Net income per share (7,206,642 shares)              $      .28       $      .22
                                                     ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             Three Months Ended
                                                                  March 31,
                                                        -----------------------------
                                                            1996             1997
                                                        ------------     ------------
Cash flows from operating activities:
  Net income                                            $  2,019,013     $  1,585,084
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                          516,884          503,281
      Income from equity investment
        in excess of dividends received                     (137,874)        (147,731)
      Other noncash items                                      7,016           66,054
      Net gain on sales of real estate                      (656,379)
      Net change in operating assets and liabilities        (366,115)        (159,682)
                                                        ------------     ------------
           Net cash provided by operating activities       1,382,545        1,847,006
                                                        ------------     ------------

Cash flows from investing activities:
  Proceeds from repayment of note receivable                                  110,750
  Proceeds from sale of real estate                       10,739,627
                                                        ------------     ------------
           Net cash provided by investing activities      10,739,627          110,750
                                                        ------------     ------------

Cash flows from financing activities:
  Dividends paid                                          (1,495,378)      (1,495,378)
  Proceeds from note payable                               2,480,000        1,600,000
  Repayment of note payable                               (2,480,000)
  Payments of mortgage payable                            (6,872,872)      (1,600,000)
  Payments of mortgage principal                            (287,367)        (297,904)
  Distributions to minority interest in excess of
    minority interest in income                             (111,012)         (50,265)
                                                        ------------     ------------
           Net cash used in financing activities          (8,766,629)      (1,843,547)
                                                        ------------     ------------

           Net increase in cash and cash equivalents       3,355,543          114,209

Cash and cash equivalents, beginning of period             2,249,315        6,452,554
                                                        ------------     ------------

      Cash and cash equivalents, end of period          $  5,604,858     $  6,566,763
                                                        ============     ============



Supplemental disclosure of cash flows information:

              Interest paid                             $  2,032,544     $  1,668,561
                                                        ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note 1. Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Company incurred asset management fees of $226,963 and $186,950, respectively, performance fees in like amount and general and administrative expense reimbursements of $79,621 and $162,916 respectively.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1996 and 1997 were $35,430 and $38,166, respectively.




Note 3. Dividends:

Dividends declared and paid to shareholders during the three months ended March 31, 1997 are summarized as follows:

  Quarter Ended                                   Paid                 Per Share
  -------------                                ----------             ----------
December 31, 1996                              $1,495,378             $  0.20750
                                               ==========             ==========


A dividend of $0.1755 per share ($1,264,766) was declared and paid in April 1997 for the quarter ended March 31, 1997.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4. Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1996 and 1997 are as follows:

                                                       1996             1997
                                                    -----------     -----------
Per Statements of Income:
    Rental income from operating leases             $ 3,189,152     $ 3,255,359
    Interest from direct financing leases               938,884         749,952
Adjustments:
    Rental income attributable to
        minority interests                             (479,329)       (479,329)
    Share of interest income from equity
        investment's direct financing lease           1,197,752       1,243,574
                                                    -----------     -----------
                                                    $ 4,846,459     $ 4,769,556
                                                    ===========     ===========


For the three-month periods ended March 31, 1996 and 1997, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                             1996             %            1997            %
                                          ----------     ----------     ----------     ----------
Marriott International, Inc. (a)          $1,197,752             25%    $1,243,574             26%
Information Resources Incorporated (b)       729,003             15        729,003             15
The Titan Corporation (b)                    504,758             10        504,758             11
Wal-Mart Stores, Inc.                        407,619              8        419,432              9
New WAI, L.P./Warehouse Associates           361,079              8        362,629              8
Kmart Corporation                            197,423              4        351,359              7
EnviroWorks, Inc.                            346,939              7        346,939              7
Harvest Foods, Inc.                          309,743              6        258,200              6
Childtime Childcare Inc.                     185,614              4        196,114              4
Neodata Corporation                          138,957              3        146,932              3
CalComp Technology, Inc.                      83,442              2        110,077              2
US West Communications, Inc.                  55,650              1         55,650              1
Safeway Stores Incorporated                   60,900              1         35,438              1
The Kroger Co.                                                               9,451
Empire of America Realty Credit Corp.        188,322              4
Best Buy Co., Inc.                            79,258              2
                                          ----------     ----------     ----------     ----------
                                          $4,846,459            100%    $4,769,556            100%
                                          ==========     ==========     ==========     ==========


(a) Represents the Company's proportionate share of lease revenues from an equity investment.
(b) Net of Corporate Property Associates 9's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5. Property Leased to Harvest Foods, Inc.:

In February 1992, the Company and Carey Institutional Properties Incorporated (CIP(TM)), an affiliate, purchased, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc.
("Harvest"), as lessee.

In June 1996, Harvest filed a voluntary bankruptcy petition and, in March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CIP(TM) to establish their unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. Except as described, Harvest may remain in possession of any of the properties until May 15, 1997.

On March 15, 1997, the Company and CIP(TM) entered into a net lease with The Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas. The lease has an initial term of 20 years at an annual rent of $413,612 and grants the lessee options for four five-year renewal terms. The Company and CIP(TM) have also entered into net leases with Affiliated Foods Southwest, Inc. ("Affiliated") for two stores in Hope and Little Rock, Arkansas at annual rentals of $107,352 and $31,188, respectively. The lease for the Hope store also provides for additional rent of 1% of weekly sales in excess of $175,000. The Affiliated leases have initial terms through March 31, 2002 and provide four five-year renewal options.

The former Harvest properties are subject to two limited recourse mortgage loans of which the Company's share of the outstanding balances was $4,267,387 and $1,497,590, respectively, as of March 31, 1997. The Company and CIP(TM) have entered into negotiations with the lenders and are seeking to restructure the loans or reach settlements with the lenders. The Company and CIP(TM) are actively seeking to remarket the remaining properties.


Note 6. Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                              December 31, 1996      March 31, 1997
                                              -----------------      --------------
Assets                                             $149,694             $149,572
Liabilities                                         106,002              105,210
Shareholders' equity                                 43,692               44,362


                                                         Three Months Ended
                                                 March 31, 1996       March 31, 1997
                                                 --------------       --------------
Revenue                                              $5,062               $5,256
Interest and other expense                            2,808                2,712
                                                     ------               ------
Net income                                           $2,254               $2,544
                                                     ======               ======

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS




Results of Operations:

      Net income for the three-month period ended March 31, 1997 decreased by $434,000, as compared with net income for the three-month period ended March 31, 1996. The Company realized $656,000 of gains on the sale of real estate in the prior year; accordingly, income before gains reflected an increase of $222,000. The increase in income before gains was primarily due to a decrease in interest expense, and, to a lesser extent, increases in equity income and other interest income. This was partially offset by a decrease in lease revenues and an increase in general and administrative expenses.

      Of the $390,000 decrease in interest expense, $283,000, was attributable to the disposition of properties in 1996 resulting from the sale of Empire of America Realty Credit Corporation and Best Buy Co., Inc. properties and the transfer of the Company's interest in the Stamford, Connecticut Hope Street property. The remaining decrease in interest expense was due to continuing amortization of the Company's limited recourse mortgage debt and the benefit of an interest rate reset on the Warehouse Associates mortgage loans which was negotiated by the Company in 1996. The increase in equity income from the Company's interest in a real estate investment trust which net leases 13 Courtyard by Marriott hotels was due to an increase in percentage rents and a decrease in interest expense as the mortgage loan on the hotels is amortizing over 16 3/4 years. The increase in other interest income was due to increases in the Company's cash balances. As described below, the Company intends to use a substantial portion of its cash for an additional real estate investment. The increase in general and administrative expenses was due to certain nonrecurring administrative reimbursements. The decrease in lease revenues was due to the sale of the Empire, Best Buy and two Safeway Stores Incorporated properties in 1996 and the termination of the Harvest Foods, Inc. lease for 13 supermarkets and two office buildings in March 1997.

      The Company is continuing its efforts to resolve the uncertainties related to the termination of the Harvest Foods lease. As of March 31, 1997, the Company was able to re-lease four of the supermarket properties at an annual rent of $552,000 (of which the Company's share is $276,000). The Company is actively remarketing the remaining properties and is attempting to negotiate settlements or restructuring agreements with its limited recourse lenders. The level of future cash flow from these properties will depend on the outcome of these efforts.



Financial Condition:

      There was no material change in the Company's financial condition since December 31, 1996. Cash flow from operations of $1,847,000 was sufficient to fund dividends to shareholders of $1,495,000, and scheduled mortgage principal installments of $298,000. The Company's cash position has been favorably affected by the Advisor continuing its voluntary, temporary deferral of a substantial portion of its asset management and performance fees. As of March 31, 1997, such deferrals totaled $3,984,000. During the quarter, the fees collected by the Advisor represented approximately 50% of the fees incurred by the Company.

      In April 1997, the Company's Board of Directors reduced the Company's dividend rate. This reduction was based on the Company's evaluation of its ability to maintain appropriate levels of cash while evaluating reinvestment opportunities and the uncertainties related to the termination of the Harvest Foods lease. It is the intent of Management and the Board of Directors that future dividends more closely match operating cash flow, after payment of mortgage debt service.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Financial Condition (continued):

      A mortgage loan of $1,6000,000 on one of the Company's properties leased to Kmart Corporation with an annual interest rate of 9.55% matured in January 1997. The loan was paid by drawing an advance on the Company's revolving credit facility. The annual interest rate on the advance is indexed to the London Inter-Bank Offered Rate and is currently 8%. The credit facility matures in August 1997 and it is anticipated that the Company will seek to extend the agreement. As the Company has been able to meet all of the financial covenants under the agreement, the prospects for an extension, if pursued, appear favorable. The Company will continue to monitor Kmart's credit rating. If Kmart's credit prospects improve, the Company could seek to place new limited recourse mortgage debt on its three Kmart properties with the objective of using a portion or all of any such funds received for new investments or paying off the $1,600,000 advance from the credit facility.

      The Company is currently performing due diligence on a proposed purchase transaction of approximately $8,000,000 which would utilize approximately $3,000,000 of equity and $5,000,000 of limited recourse mortgage financing. As the transaction is subject to various contingencies including reaching final agreements with the lessee and mortgage lender, there is no assurance that the purchase will be completed. The proposed transaction has been approved by the Investment Committee of the Board of Directors.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                  During the quarter ended March 31, 1997 no matters were submitted to a vote of Security Holders.






Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.


         (b)      Reports on Form 8-K:


                           During the quarter ended March 31, 1997, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






         05/16/97                   By: /s/ Claude Fernandez
         --------                      ---------------------------------
           Date                         Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Financial Officer)




         05/16/97                   By: /s/ Michael D. Roberts
         --------                      ---------------------------------
           Date                         Michael D. Roberts
                                        First Vice President and Controller
                                        (Principal Accounting Officer)