Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1997-08-12
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to_____________________

Commission file number                            0-19156

     CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED, A MARYLAND CORPORATION
             (Exact name of registrant as specified in its charter)

             MARYLAND                                    13-3559213
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                10020
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



                7,206,642 shares of common stock; $.001 Par Value
                         outstanding at August 11, 1997

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED








                                      INDEX



                                                                      Page No.

 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996 and
               June 30, 1997                                                2

               Consolidated Statements of Income for the three and six
               months ended June 30, 1996 and 1997                          3

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1997                          4

               Notes to Consolidated Financial Statements                  5-7


 Item 2. - Management's Discussion of Operations                           8-9


 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders             10

 Item 6. - Exhibits and Reports on Form 8-K                                10

 Signatures                                                                11



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


                                                            December 31,           June 30,
                                                                1996                 1997
                                                            -------------        -------------
                                                               (Note)             (Unaudited)
         ASSETS:

Land and buildings ,
    net of accumulated depreciation of
    $9,484,029 at December 31, 1996 and
    $10,483,450 at June 30, 1997                            $  85,939,167        $  91,550,344
Net investment in direct financing leases                      23,563,052           16,886,553
Equity investment                                              11,016,708           11,329,975
Cash and cash equivalents                                       6,452,554            2,955,653
Other assets                                                      783,245              580,888
                                                            -------------        -------------
           Total assets                                     $ 127,754,726        $ 123,303,413
                                                            =============        =============

         LIABILITIES:

Limited recourse mortgage notes payable                     $  68,586,254        $  62,135,627
Note payable                                                                         1,600,000
Accrued interest payable                                          553,985              613,611
Accounts payable and accrued expenses                             231,555              232,467
Accounts payable to affiliates                                  3,974,450            4,309,541
Deferred gain                                                   3,423,043            3,423,043
Prepaid rental income                                              42,682               19,984
                                                            -------------        -------------
           Total liabilities                                   76,811,969           72,334,273
                                                            -------------        -------------

Minority interest                                               4,048,527            3,948,282
                                                            -------------        -------------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  40,000,000 shares authorized;
  7,217,294 shares, issued and outstanding                          7,217                7,217

Additional paid-in capital                                     62,160,058           62,160,058
Dividends in excess of accumulated
    earnings                                                  (15,184,953)         (15,058,325)
                                                            -------------        -------------
                                                               46,982,322           47,108,950
Less common stock in treasury at cost,
    10,652 shares at December 31, 1996 and                        (88,092)             (88,092)
                                                            -------------        -------------
    June 30, 1997
           Total shareholders' equity                          46,894,230           47,020,858
                                                            -------------        -------------

           Total liabilities and shareholders' equity       $ 127,754,726        $ 123,303,413
                                                            =============        =============



The accompanying notes are an integral part of the consolidated financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                Three Months Ended                    Six Months Ended
                                                          June 30, 1996     June 30, 1997       June 30, 1996      June 30, 1997
                                                          -------------     -------------       -------------      -------------
Revenues:
  Rental income from
    operating leases                                       $ 2,939,935        $ 2,838,170        $ 6,129,087        $ 6,092,529
  Interest from direct
    financing leases                                           823,212            558,539          1,762,096          1,308,491
  Other interest income                                         89,561             81,234            142,115            168,373
  Other income                                                                    112,313                               112,313
                                                           -----------        -----------        -----------        -----------
                                                             3,852,708          3,590,256          8,033,298          7,681,706
                                                           -----------        -----------        -----------        -----------
Expenses:
  Interest                                                   1,948,561          1,590,245          4,049,085          3,301,206
  Depreciation                                                 499,584            515,343          1,001,917            999,421
  General and
    administrative                                             296,232            285,389            515,853            614,990
  Property expenses                                            457,850            544,690            872,742            949,752
  Amortization                                                  14,408             23,700             28,959             42,903
                                                           -----------        -----------        -----------        -----------
                                                             3,216,635          2,959,367          6,468,556          5,908,272
                                                           -----------        -----------        -----------        -----------

      Income before minority
        interest, income from
        equity investments, net
        gain on sales and extra-
        ordinary item                                          636,073            630,889          1,564,742          1,773,434

Minority interest in income                                    (87,941)          (148,554)          (176,068)          (297,280)
                                                           -----------        -----------        -----------        -----------

      Income before income from
        equity investments, net
        gain on sales and extra-
        ordinary item                                          548,132            482,335          1,388,674          1,476,154

Income from equity investment                                  381,121            391,905            903,213            983,170
                                                           -----------        -----------        -----------        -----------

      Income before net gain
        on sales and extra-
        ordinary item                                          929,253            874,240          2,291,887          2,459,324

Net gain on sales                                              456,107                             1,112,486
                                                           -----------        -----------        -----------        -----------

      Income before
        extraordinary item                                   1,385,360            874,240          3,404,373          2,459,324

Extraordinary gain on
  extinguishment of debt                                                          427,447                               427,447
                                                           -----------        -----------        -----------        -----------

      Net income                                           $ 1,385,360        $ 1,301,687        $ 3,404,373        $ 2,886,771
                                                           ===========        ===========        ===========        ===========

Net income per share (7,206,642 shares outstanding):
    Income before extraordinary
        item                                               $       .19        $       .12        $       .47        $       .34
    Extraordinary item                                                                .06                                   .06
                                                           -----------        -----------        -----------        -----------
                                                           $       .19        $       .18        $       .47        $       .40
                                                           ===========        ===========        ===========        ===========



The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                          ------------------------
                                                                          1996                1997
                                                                      ------------        ------------
Cash flows from operating activities:
  Net income                                                          $  3,404,373        $  2,886,771
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                      1,030,876           1,042,324
      Income from equity investment
        in excess of dividends received                                   (278,524)           (313,267)
      Other noncash items                                                   22,519              68,894
      Extraordinary gain on extinguishment of debt                                            (427,447)
      Net gain on sales of real estate                                  (1,112,486)
      Net change in operating assets and liabilities                       316,024             418,642
                                                                      ------------        ------------
           Net cash provided by operating activities                     3,382,782           3,675,917
                                                                      ------------        ------------

Cash flows from investing activities:
  Proceeds from repayment of note receivable                                                   110,750
  Purchases of real estate and other capitalized costs                    (241,156)
  Proceeds from sale of real estate                                     13,734,572
                                                                      ------------        ------------
           Net cash provided by investing activities                    13,493,416             110,750
                                                                      ------------        ------------

Cash flows from financing activities:
  Dividends paid                                                        (2,990,757)         (2,760,143)
  Proceeds from note payable                                             2,480,000           1,600,000
  Repayment of note payable                                             (2,480,000)
  Prepayment of mortgages payable                                       (8,382,243)         (5,450,000)
  Payments of mortgage principal                                          (560,007)           (573,180)
  Distributions to minority interest in excess of
    minority interest in income                                           (221,140)           (100,245)
                                                                      ------------        ------------
           Net cash used in financing activities                       (12,154,147)         (7,283,568)
                                                                      ------------        ------------

           Net increase (decrease) in cash and cash equivalents          4,722,051          (3,496,901)

Cash and cash equivalents, beginning of period                           2,249,315           6,452,554
                                                                      ------------        ------------

      Cash and cash equivalents, end of period                        $  6,971,366        $  2,955,653
                                                                      ============        ============




Supplemental disclosure of cash flows information:

              Interest paid                                           $  3,801,914        $  3,241,580
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



Note 2.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Company incurred asset management fees of $209,739 and $436,703, respectively, incentive fees in like amount and general and administrative expense reimbursements of $62,014 and $80,937, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1997, the Company incurred asset management fees of $206,949 and $393,899, respectively, incentive fees in like amount and general and administrative expense reimbursements of $136,397 and $299,313, respectively, payable to an affiliate.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-month periods ended June 30, 1996 and 1997 were $62,014 and $55,543, respectively.




Note 3.  Dividends:

Dividends declared and paid to shareholders during the six months ended June 30, 1997 are summarized as follows:

            Quarter Ended                          Paid                     Per Share
            -------------                          ----                     ---------
          December 31, 1996                        $1,495,378               $0.20750
                                                   ==========               ========

          March 31, 1997                           $1,264,765               $0.17550
                                                   ==========               ========



A dividend of $0.1757 per share ($1,266,207) was declared and paid in July 1997 for the quarter ended June 30, 1997.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three and six-month periods ended June 30, 1996 and 1997 are as follows:

                                                     1996               1997
                                                  -----------        -----------
Per Statements of Income:
    Rental income from operating leases           $ 6,129,087        $ 6,092,529
    Interest from direct financing leases           1,762,096          1,308,491
Adjustments:
    Rental income attributable to
        minority interests                           (958,656)          (958,656)
    Share of interest income from equity
        investment's direct financing lease         2,242,951          2,293,886
                                                  -----------        -----------
                                                  $ 9,175,478        $ 8,736,250
                                                  ===========        ===========




For the six-month periods ended June 30, 1996 and 1997, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                1996               %                1997               %
                                             ----------        ----------        ----------        ----------
Marriott International, Inc. (a)             $2,242,951                24%       $2,293,886                26%
Information Resources Incorporated (b)        1,458,007                16         1,458,007                17
The Titan Corporation (b)                     1,009,517                11         1,009,517                12
New WAI, L.P./Warehouse Associates              740,296                 8           725,643                 8
EnviroWorks, Inc.                               693,878                 8           693,878                 8
Wal-Mart Stores, Inc.                           597,341                 7           591,505                 7
Kmart Corporation                               469,191                 5           504,023                 6
Childtime Childcare Inc.                        371,229                 4           397,477                 5
Neodata Corporation                             280,572                 3           293,864                 3
Harvest Foods, Inc.                             619,485                 7           286,966                 3
CalComp Technology, Inc.                                                            220,839                 2
US West Communications, Inc.                    111,300                 1           111,300                 1
Safeway Stores Incorporated                      96,337                 1            70,875                 1
Kroger Co.                                                                           61,152                 1
Affiliated Foods Southwest, Inc.                                                     17,318
Summagraphics Corporation                       179,633                 2
Empire of America Realty Credit Corp.           188,322                 2
Best Buy Co., Inc.                              117,419                 1
                                             ----------        ----------        ----------        ----------
                                             $9,175,478               100%       $8,736,250               100%
                                             ==========        ==========        ==========        ==========



(a) Represents the Company's proportionate share of lease revenues from an equity investment.

(b)      Net of Corporate Property Associates 9's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Property Leased to Harvest Foods, Inc.:

In February 1992, the Company and Carey Institutional Properties Incorporated (CIP(TM)), an affiliate, purchased, through wholly-owned subsidiaries, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee.

In June 1996, Harvest filed a voluntary bankruptcy petition and, in March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CIP(TM) to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. Harvest subsequently vacated the properties.

On March 15, 1997, the Company and CIP(TM) entered into a net lease with The Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas. The Company and CIP(TM) also entered into net leases with Affiliated Foods Southwest, Inc. for two stores in Hope and Little Rock, Arkansas. The Company and CIP(TM) are currently evaluating various offers for the lease or purchase of the vacated properties and are continuing their efforts to remarket the properties.

On June 24, 1997, the Company and CIP(TM) entered into a transaction whereby each purchased a 50% participation in the first priority mortgage loan collateralized by the 15 properties formerly leased to Harvest. The mortgage loan, which has an outstanding balance of $8,554,894, was purchased for $7,700,000 (of which the Company's share was $4,277,447 and $3,850,000, respectively). For financial reporting purposes, the purchase of the participation has been recorded as a mortgage prepayment. In connection with such prepayment, the Company has recognized an extraordinary gain on the extinguishment of debt of $427,447 in the accompanying consolidated financial statements. The Company and CIP(TM) have entered into negotiations with the holder of a subordinated mortgage loan of $2,995,180 (of which the Company's share is $1,497,590) in an attempt to reach a settlement for the payoff of the loan. The holder of the subordinated mortgage loan is an affiliate of Harvest.


Note 6.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                           December 31, 1996    June 30, 1997
                                                           -----------------    -------------
        Assets                                                 $ 149,694        $ 149,495
        Liabilities                                              106,002          104,394
        Shareholders' equity                                      43,692           45,101


                                                                    Six Months Ended
                                                              June 30, 1996     June 30, 1997
                                                           -----------------    -------------
        Revenue                                                $   9,433        $   9,696
        Interest and other expense                                (5,734)          (5,391)
        Other expenses                                                                (64)
                                                               ---------        ---------
        Net income                                             $   3,699        $   4,241
                                                               =========        =========

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Net income decreased for the six-month period ended June 30, 1997 as compared with the six-month period ended June 30, 1996; however, income before gains reflected an increase of $167,000. Of such increase, $112,000 was due to nonrecurring other income recognized in the second quarter of 1997 for amounts received in connection with the bankruptcy of Harvest Foods, Inc. Income before gains for the comparable three-month periods decreased by $55,000, even with the nonrecurring other income of $112,000 reported in the current three-month period.

      The decrease in lease revenues was due to the sale of properties in 1996 which were leased to Empire of America Realty Credit Corp. and Best Buy Co., Inc. and the termination of the Harvest master lease for 15 properties pursuant to Harvest's voluntary bankruptcy petition. The Company has entered into leases at four of the former Harvest properties with The Kroger Co. and Affiliated Foods Southwest, Inc. which will provide annual cash flow of $276,000 to the Company. The Company is currently evaluating offers for the leasing or purchase of several of the properties vacated by Harvest. Annual cash flow (rents less mortgage debt service) from the Harvest properties was $607,000. The Company does not expect to fully replace such cash flow from the properties; however, after the remarketing effort is completed, Management believes that annual cash flow will substantially increase from its current level. Interest expense decreased due to the payoff of the mortgages on the Empire and Best Buy properties in connection with the sale of such properties, the transfer of the Company's interest in a vacant property in Stamford, Connecticut to an affiliate, at which time the obligation for the limited recourse debt was assigned to the affiliate, and the continuing amortization of the Company's limited recourse mortgage loans. The increase in property expenses was primarily due to carrying costs incurred for former Harvest properties. To the extent that the Company is able to negotiate net lease provisions in any new leases at these properties, such costs will be absorbed by the lessee.


Financial Condition:

      There has been no material change in the Company's financial condition since December 31, 1996. Cash flow from operations of $3,676,000 was sufficient to pay dividends of $2,760,000 and scheduled mortgage principal payment installments of $573,000. The Company's cash position has been favorably affected by the Advisor's continuing its voluntary deferral of asset management and performance fees. As of June 30, 1997, such deferrals amounted to $4,165,000. As previously reported, the Company's Board of Directors reduced the dividend rate based on uncertainties to cash flow resulting from the Harvest bankruptcy and the related lease termination and the need to maintain cash to take advantage of reinvestment opportunities.

      Although, as previously reported, the Company was performing due diligence on a proposed purchase transaction which would have required $3,000,000 of equity, the Company used $3,850,000 to purchase a participation in the first priority mortgage loan on the former Harvest properties at a substantial discount. In connection with the purchase of the participation, an extraordinary gain on extinguishment of debt of $427,000 was recognized for financial reporting purposes. The Company is negotiating with the holder of a $1,497,500 subordinated mortgage loan on the former Harvest properties in an attempt to reach a settlement. The holder of this debt is an affiliate of Harvest.

      A mortgage loan of $1,600,000 on one of the Company's properties leased to Kmart Corporation with an annual interest rate of 9.55% matured in January 1997. The loan was paid by drawing an advance on the Company's revolving credit facility. The annual interest rate on the credit facility advance is indexed to the London Inter-Bank Offered Rate and is currently 8.3%. The credit facility matures in August 1997 and it is anticipated that the Company will extend the agreement. As the Company has been able to meet all of the financial covenants under the agreement, the Company believes that the prospects for an extension are favorable. The Company will also continue to monitor Kmart's credit rating. If Kmart's credit prospects continue to improve, the Company could seek to place new limited recourse mortgage debt on its three Kmart properties with the objective of using a portion or all of any such funds received for new investments or paying off the $1,600,000 advance from the credit facility.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         An annual Shareholders meeting was held on June 10, 1997, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:


                                               Total               Shares            Shares            Shares
           Name Of Director                Shares Voting         Voting Yes        Voting No         Abstaining
           ----------------                -------------         ----------        ---------         ----------
           William P. Carey                   3,815,331           3,734,098              500             80,733
           Ralph G. Coburn                    3,815,331           3,699,741           34,857             80,733
           George E. Stoddard                 3,815,331           3,707,741           26,857             80,733
           Warren G. Wintrub                  3,815,331           3,734,598                              80,733
           Barclay G. Jones, III              3,815,331           3,733,398            1,200             80,733
           Charles C. Townsend, Jr.           3,815,331           3,731,598            3,000             80,733
           William Ruder                      3,815,331           3,733,798              800             80,733



         No other matters were subject to a vote at this meeting.




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


         During the quarter ended June 30, 1997, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






08/12/97                     By:     /s/ Steven M. Berzin
--------                             ---------------------------
   Date                                  Steven M. Berzin
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



08/12/97                     By:     /s/ Claude Fernandez
--------                             ---------------------------
   Date                                  Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)




08/12/97                     By:     /s/ Michael D. Roberts
--------                             ---------------------------
   Date                                  Michael D. Roberts
                                         First Vice President and Controller