Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1997-11-12
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                               ------------------------------

                                       or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number              0-19156
                       -------------------------------

     CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED, a Maryland corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                    13-3559213
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                   10020
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

                                                           |X| Yes      |_|  No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                           |_| Yes      |_|  No


                7,206,642 shares of common stock; $.001 Par Value
                        outstanding at November 10, 1997

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                      INDEX



                                                                        Page No.
                                                                        --------

 PART I

 Item 1. - Financial Information*

               Consolidated Balance Sheets, December 31, 1996 and
               September 30, 1997                                             2

               Consolidated Statements of Income for the three and nine
               months ended September 30, 1996 and 1997                       3

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1996 and 1997                       4

               Notes to Consolidated Financial Statements                    5-8


 Item 2. - Management's Discussion of Operations                            9-10


 PART II

 Item 4. - Submission of Matters to a Vote of Security Holders               11

 Item 6. - Exhibits and Reports on Form 8-K                                  11

 Signatures                                                                  12



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

                                                        December 31,   September 30,
                                                            1996           1997
                                                       -------------   -------------
                                                           (Note)       (Unaudited)
         ASSETS:

Land and buildings ,
    net of accumulated depreciation of
    $9,484,029 at December 31, 1996 and
    $10,988,118 at September 30, 1997                  $  85,939,167   $  90,110,528
Net investment in direct financing leases                 23,563,052      16,758,763
Equity investment                                         11,016,708      11,540,577
Cash and cash equivalents                                  6,452,554       3,989,544
Other assets                                                 783,245         602,173
                                                       -------------   -------------
           Total assets                                $ 127,754,726   $ 123,001,585
                                                       =============   =============

         LIABILITIES:

Limited recourse mortgage notes payable                $  68,586,254   $  61,840,174
Note payable                                                               1,600,000
Accrued interest payable                                     553,985         640,057
Accounts payable and accrued expenses                        231,555         227,887
Accounts payable to affiliates                             3,974,450       4,524,811
Deferred gain                                              3,423,043
Prepaid rental income                                         42,682          19,498
                                                       -------------   -------------
           Total liabilities                              76,811,969      68,852,427
                                                       -------------   -------------

Minority interest                                          4,048,527       3,898,764
                                                       -------------   -------------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;
  40,000,000 shares authorized;
  7,217,294 shares, issued and outstanding                     7,217           7,217

Additional paid-in capital                                62,160,058      62,160,058
Dividends in excess of accumulated
    earnings                                             (15,184,953)    (11,828,789)
                                                       -------------   -------------
                                                          46,982,322      50,338,486
Less common stock in treasury at cost,
    10,652 shares at December 31, 1996 and                   (88,092)        (88,092)
                                                       -------------   -------------
    September 30, 1997
           Total shareholders' equity                     46,894,230      50,250,394
                                                       -------------   -------------

           Total liabilities and shareholders' equity  $ 127,754,726   $ 123,001,585
                                                       =============   =============

The accompanying notes are an integral part of the consolidated financial statements.

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                              Three Months Ended                                  Nine Months Ended
                                         September 30, 1996   September 30, 1997        September 30, 1996    September 30, 1997
                                         ------------------   ------------------        ------------------    ------------------
Revenues:
  Rental income from
    operating leases                         $ 2,849,302          $ 2,933,662                $ 8,978,389          $ 9,026,191
  Interest from direct
    financing leases                             809,194              549,572                  2,570,949            1,858,063
  Other interest income                           97,262               33,765                    239,718              202,138
  Other income                                                                                                        112,313
                                             -----------          -----------                -----------          -----------
                                               3,755,758            3,516,999                 11,789,056           11,198,705
                                             -----------          -----------                -----------          -----------
Expenses:
  Interest                                     1,928,651            1,595,379                  5,977,736            4,896,585
  Depreciation                                   503,219              514,464                  1,505,136            1,513,885
  General and administrative                     248,237              309,742                    764,090              924,732
  Property expenses                              544,809              443,791                  1,417,551            1,393,543
  Amortization                                    11,614               15,505                     40,573               58,408
                                             -----------          -----------                -----------          -----------
                                               3,236,530            2,878,881                  9,705,086            8,787,153
                                             -----------          -----------                -----------          -----------

      Income before minority
        interest, income from
        equity investments, net
        (loss) gain on sales and
        extraordinary items                      519,228              638,118                  2,083,970            2,411,552

Minority interest in income                     (260,439)            (153,451)                  (436,507)            (450,731)
                                             -----------          -----------               ------------          -----------

      Income before income from
        equity investments, net
        (loss) gain on sales and
        extraordinary items                      258,789              484,667                  1,647,463            1,960,821

Income from equity investment                    422,273              446,903                  1,325,486            1,430,073
                                             -----------          -----------                -----------          -----------

      Income before net (loss)
        gain on sales and
        extraordinary items                      681,062              931,570                  2,972,949            3,390,894

Net (loss) gain on sales                         (60,664)             141,131                  1,051,822              141,131
                                             -----------          -----------                -----------          -----------

      Income before
        extraordinary items                      620,398            1,072,701                  4,024,771            3,532,025

Extraordinary gains                                                 3,423,043                                       3,850,490
                                             -----------          -----------                -----------          -----------

      Net income                             $   620,398          $ 4,495,744                $ 4,024,771          $ 7,382,515
                                             ===========          ===========                ===========          ===========

Net income per share (7,206,642
shares outstanding):
    Income before extraordinary
        item                                        $.09                 $.15                       $.56                $ .49
    Extraordinary item                                                    .47                                             .53
                                                    ----                 ----                       ----                -----
                                                    $.09                 $.62                       $.56                $1.02
                                                    ====                 ====                       ====                =====



The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                     ----------------------------------
                                                                                     1996                          1997
                                                                                     ----                          ----
Cash flows from operating activities:
  Net income                                                                      $  4,024,771                  $ 7,382,515
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,545,709                    1,572,293
      Income from equity investment
        in excess of dividends received                                               (468,381)                    (523,869)
      Other noncash items                                                                                            71,736
      Extraordinary gains                                                                                        (3,850,490)
      Net gain on sales of real estate                                              (1,051,822)                    (141,131)
      Net change in operating assets and liabilities                                   951,047                      620,160
                                                                                  ------------                  -----------
           Net cash provided by operating activities                                 5,001,324                    5,131,214
                                                                                  ------------                  -----------

Cash flows from investing activities:
  Proceeds from repayment of note receivable                                                                        110,750
  Purchases of real estate and other capitalized costs                                (368,558)
  Proceeds from sale of real estate                                                 13,673,908                    1,194,273
                                                                                  ------------                  -----------
           Net cash provided by investing activities                                13,305,350                    1,305,023
                                                                                  ------------                  -----------

Cash flows from financing activities:
  Dividends paid                                                                    (4,486,135)                  (4,026,351)
  Proceeds from note payable                                                         2,480,000                    1,600,000
  Repayment of note payable                                                         (2,480,000)
  Prepayment of mortgages payable                                                   (8,382,243)                  (5,450,000)
  Payments of mortgage principal                                                      (835,745)                    (868,633)
  Deferred refinancing costs                                                                                         (4,500)
  Distributions to minority interest in excess of
    minority interest in income                                                       (160,110)                    (149,763)
                                                                                  ------------                  -----------
           Net cash used in financing activities                                   (13,864,233)                  (8,899,247)
                                                                                  ------------                  -----------

           Net increase (decrease) in cash and cash equivalents                      4,442,441                   (2,463,010)

Cash and cash equivalents, beginning of period                                       2,249,315                    6,452,554
                                                                                  ------------                  -----------

      Cash and cash equivalents, end of period                                    $  6,691,756                  $ 3,989,544
                                                                                  ============                  ===========


Supplemental disclosure of cash flows information:

              Interest paid                                                       $  5,555,822                  $ 4,810,513
                                                                                  ============                  ===========





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

Note 2.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Company incurred asset management fees of $211,938 and $648,641, respectively, incentive fees in like amount and general and administrative expense reimbursements of $124,239 and $316,961, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1997, the Company incurred asset management fees of $166,950 and $560,849, respectively, incentive fees in like amount and general and administrative expense reimbursements of $153,089 and $452,402, respectively, payable to an affiliate.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month periods ended September 30, 1996 and 1997 were $103,196 and $86,318, respectively.

Note 3.  Dividends:

Dividends declared and paid to shareholders during the nine months ended September 30, 1997 are summarized as follows:

            Quarter Ended                Paid                     Per Share
            -------------                ----                     ---------

          December 31, 1996            $1,495,378                 $0.20750
                                       ==========                 ========

          March 31, 1997               $1,264,765                 $0.17550
                                       ==========                 ========

          June 30, 1997                $1,266,208                 $0.17570
                                       ==========                 ========


A dividend of $0.1759 per share was declared and paid in October 1997 for the quarter ended September 30, 1997.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.  Industry Segment Information:


The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 1996 and 1997 are as follows:

                                                   1996                 1997
                                                   ----                 ----
Per Statements of Income:
    Rental income from operating leases         $ 8,978,389         $ 9,026,191
    Interest from direct financing leases         2,570,949           1,858,063
Adjustments:
    Rental income attributable to
        minority interests                       (1,437,986)         (1,442,244)
    Share of interest income from equity
        investment's direct financing lease       3,291,380           3,341,474
                                                -----------         -----------
                                                $13,402,732         $12,783,484
                                                ===========         ===========

For the nine-month periods ended September 30, 1996 and 1997, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                               1996           %          1997            %
                                               ----          ----        ----           ----
Marriott International, Inc. (a)             $ 3,291,380      25%       $ 3,341,474      26%
Information Resources Incorporated (b)         2,187,010      17          2,187,010      17
The Titan Corporation (b)                      1,514,275      11          1,532,993      12
New WAI, L.P./Warehouse Associates             1,120,577       8          1,089,141       9
EnviroWorks, Inc.                              1,040,818       8          1,040,818       8
Wal-Mart Stores, Inc.                            787,062       6            798,876       6
Kmart Corporation                                671,981       5            709,145       6
Childtime Childcare Inc.                         556,844       4            598,841       5
Neodata Corporation                              427,504       3            440,796       3
CalComp Technology, Inc.                         271,404       2            331,775       3
Harvest Foods, Inc.                              929,411       7            291,762       2
US West Communications, Inc.                     166,950       1            166,950       1
Safeway Stores Incorporated                      131,775       1            106,313       1
Kroger Co.                                                                  112,854       1
Affiliated Foods Southwest, Inc.                                             34,736
Empire of America Realty Credit Corp.            188,322       1
Best Buy Co., Inc.                               117,419       1
                                             -----------     ---        -----------     ---
                                             $13,402,732     100%       $12,783,484     100%
                                             ===========     ===        ===========     ===

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)
                                     December 31, 1996              September 30, 1997
                                     -----------------              ------------------
        Assets                                $149,694                        $149,572
        Liabilities                            106,002                         103,620
        Shareholders' equity                    43,692                          45,952


                                                       Nine Months Ended
                                     September 30, 1996             September 30, 1997
                                     ------------------             ------------------

        Revenue                               $ 14,088                        $ 14,223
        Interest and other expense              (8,344)                         (8,134)
                                              --------                        --------
        Net income                            $  5,744                        $  6,089
                                              ========                        ========

Note 6.  Properties Formerly Leased to Harvest Foods, Inc.:

In February 1992, the Company and Carey Institutional Properties Incorporated ("CIP(TM)"), an affiliate, purchased, through wholly-owned subsidiaries, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee.

In June 1996, Harvest filed a voluntary bankruptcy petition and, in March 1997, the Bankruptcy Court approved Harvest's motion to disaffirm the master lease. Harvest subsequently vacated the properties. Under its ruling, the Bankruptcy Court allowed the Company and CIP(TM) to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. The bankruptcy claim is pending and the Company and CIP(TM) may not realize the full amount of the bankruptcy claim.

In March 1997, the Company and CIP(TM) entered into net leases with The Kroger Co. and Affiliated Foods Southwest, Inc. for four supermarkets in Conway and North Little Rock, Arkansas. In September 1997, the Company and CIP(TM) sold three properties at an aggregate price of $2,400,000 (of which the Company's share was $1,200,000). In connection with the sale, the Company recognized a gain of $141,131. The Company and CIP(TM) are currently evaluating various offers for the lease or purchase of the vacated properties and are continuing their remarketing efforts.

Note 7.  Property in Stamford, Connecticut:

In January 1991, the Company and Corporate Property Associates 9, L.P. ("CPA(R):9"), an affiliate, formed a limited partnership for the purpose of purchasing an office building in Stamford, Connecticut. The Company contributed $3,200,000 for a 68.085% general partnership interest and CPA(R):9 contributed $1,500,000 for a 31.915% limited partnership interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

The limited partnership, Hope St. Connecticut Limited Partnership ("Hope Street") used the capital contributions and assumed a limited recourse mortgage loan of $6,300,000 to purchase the property and assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. Xerox did not renew the lease and vacated the property in August 1995. The mortgage loan matured in September 1995, at which time a $6,300,000 balloon payment was scheduled to be paid.

Hope Street was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rent. Under the circumstances, the Company's attempt to negotiate a restructuring of the loan with the lender was unsuccessful. In December 1996, the Board of Directors of the Company and the Corporate General Partners of CPA(R):9 approved a transaction allowing the Company to transfer its interest in Hope Street to CPA(R):9 for a minimal consideration. For financial reporting purposes, a gain of $3,423,043, recognized in connection with the transfer of Hope Street's assets and liabilities to CPA(R):9 was deferred. On September 23, 1997, the lender completed a foreclosure action against Hope Street at which time ownership of the property was transferred to the lender in satisfaction of the mortgage debt, and, as a result, the conditions for deferral of the gain were eliminated. Accordingly, the Company has recognized an extraordinary gain of $3,423,043.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

      Income before extraordinary gains and gains and losses from the sale of real estate increased by $250,000 and $418,000 for the three-month and nine-month periods ended September 30, 1997 as compared with the similar periods ended September 30, 1996. The increases in earnings before gains and losses were due to decreases in interest and property expenses and, for the nine-month period, an increase in equity income. This was partially offset by a decrease in lease revenues and an increase in general and administrative expenses.

      The decrease in interest expense was due to the reduction of a mortgage debt in connection with property dispositions in 1996, the prepayment at a discount of the first priority mortgage loan on the properties formerly leased to Harvest Foods, Inc. in the second quarter, the refinancing of the limited recourse mortgage loan at a lower rate of interest on the Childtime Childcare, Inc. properties in December 1996 as well as the continuing amortization of the Company's remaining mortgage debt. Property expense decreased due to lower asset management fees as the result of property dispositions in both 1996 and 1997.

      Lease revenues decreased due to the sale of the Best Buy Co., Inc., Empire of America Realty Credit Corp. and two Safeway Stores Incorporated properties in 1996 and the termination of the Harvest Foods, Inc. master lease for 15 properties in March 1997 pursuant to Harvest's voluntary bankruptcy petition. The increase in general and administrative expenses was due, in part, to costs related to the workout on the former Harvest properties. The increase in equity income from the Company's investment in a real estate investment trust which leases 13 Courtyard by Marriott hotels was due to higher percentage rents in 1997 and decreasing interest expense on the mortgage loan on the Courtyard by Marriott properties which is fully amortizing over 16 3/4 years .

      Since the termination of the Harvest master lease, the Company has entered into new net leases at four of the properties and, during the third quarter, sold three properties at a gain of $141,000. The Company is continuing its remarketing efforts on the remaining eight properties. The Company's future operating cash flow will be conditioned, in part, on the Company's success in remarketing these remaining properties.

      The Company realized extraordinary gains in connection with the satisfaction of the first priority mortgage loan on the former Harvest properties in the second quarter and, as more fully described in Note 7 to the Consolidated Financial Statements, the disposition of a property in which the Company had formerly owned an interest.

Financial Condition:

      There has been no material change in the Company's financial condition since December 31, 1996. Cash flow from operations of $5,131,000 was sufficient to pay dividends of $4,026,000, scheduled mortgage principal payment installments of $869,000 and distributions to an affiliate which owns minority interests in two limited partnerships controlled by the Company. As a result of the termination of the Harvest lease in March 1997, the Board of Directors reduced the dividend rate in April 1997 in light of uncertainties as to the adequacy of future operating cash flow. The Board of Directors subsequently increased the dividend rates for the July and October 1997 dividends, although such rates remain below the level of dividends paid prior to April 1997.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Financial Condition (continued):

      Since December 31, 1996, cash balances have decreased by $2,463,000. This decrease occurred because the Company used $3,850,000 in the second quarter to satisfy the first mortgage loan on the former Harvest properties, which was paid off at a substantial discount. The Company is attempting to negotiate with the holder of a $1,500,000 subordinated mortgage loan on the former Harvest properties in an attempt to reach a settlement. The holder of the debt is an affiliate of Harvest.

      A mortgage loan of $1,600,000 on one of the Company's properties leased to Kmart Corporation matured in January 1997. The loan was paid by drawing a $1,600,000 advance on the Company's revolving credit facility. The credit facility initially matured in August 1997 and was extended through November 17, 1997. The Company has notified the lender that it will pay off the $1,600,000 advance on or before the maturity date and is not extending the credit agreement. The Company has continued to monitor Kmart's credit rating. As Kmart's credit prospects continue to improve, the Company is evaluating the possibility of obtaining new limited recourse mortgage financing on its three Kmart properties, in which event such funds could be used for new investments.

The Company's cash position has been favorably affected by the Advisor's continuing its voluntary, temporary deferral of a portion of asset management and performance fees. As of September 30, 1997, such deferral was $4,360,000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART II


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


            During the quarter ended September 30, 1997 no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               None.


         (b)   Reports on Form 8-K:


                  During the quarter ended September 30, 1997, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






            11/10/97                     By: /s/ Steven M. Berzin
            --------                         -----------------------
              Date                               Steven M. Berzin
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



            11/10/97                     By: /s/ Claude Fernandez
            --------                         -----------------------
              Date                               Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)