Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1998-04-03
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended  DECEMBER 31, 1997


                                       or

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.            [X]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for common stock of Registrant at March 26, 1998. Non-affiliates held 7,161,233 shares of common stock, $.001 Par Value outstanding at March 26, 1998.

                                     PART I

Item 1.  Business.

                  Registrant is engaged in the business of investing in commercial and industrial real estate properties that are net leased to commercial and industrial entities. Registrant was organized as a Maryland corporation on March 7, 1990 and is qualified as a real estate investment trust ("REIT") for Federal income tax purposes. Registrant's operations are managed by Carey Property Advisors (the "Advisor"), a Pennsylvania limited partnership, pursuant to an advisory agreement between Registrant and the Advisor. According to the terms of this agreement, the Advisor performs a variety of management services for Registrant. The general partner of the Advisor is Carey Fiduciary Advisors, Inc., a Pennsylvania corporation ("CFA"). The Advisor is also the advisor of Carey Institutional Properties Incorporated ("CIP(TM)"), Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"). An affiliate, Carey Diversified LLC, is the general partner of nine CPA(R) Partnerships. Reference is made to the Prospectus of Registrant dated June 11, 1990 filed pursuant to Rule 424(b), as supplemented by Supplements dated August 14, 1990, January 17, 1991 and March 26, 1991 under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

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

                  The properties owned by Registrant are described in Item 2. All net offering proceeds not currently invested in real estate are invested in cash and cash equivalents. Registrant invested such funds except for the funds utilized to establish a working capital reserve in real estate. Registrant had previously obtained a line of credit. In November 1997, Registrant's line of credit matured at which time Registrant determined not to renew it.

                  A portion of Registrant's property acquisitions have been made in conjunction with acquisitions, recapitalizations and other financial restructurings. In some of these transactions, an acquiring entity may have purchased all or substantially all of the stock or assets of a company and the acquired company or its successor in interest thereby may have become obligated on the substantial loans necessary to finance the acquisition. In such instances, Registrant may act as one of several sources of financing by purchasing real property from the seller of the subject company and net leasing it to such company or its successor. This type of lessee typically will have substantially greater debt and substantially lower net worth than that attributable to the company prior to the transaction. Consequently, such lessees may be particularly vulnerable to adverse conditions in the lessee's business or industry, adverse economic conditions generally and increases in interest rates, which increases directly or indirectly may result in higher payments under the debt portion of the lessee's lease with Registrant. In addition, the lessee's payment of lease rentals and debt service may prevent the lessee from investing in new equipment and from devoting resources to research and development or making other expenditures that are necessary to keep the lessee competitive in its industry. Furthermore, if the lessee plans to replace existing management, it will be more difficult for the Advisor to determine the likelihood of the lessee's being successful in its business and of being able to pay rentals throughout the term of a lease with Registrant.

                  Registrant has only one industry segment which consists of the investment in and the leasing of industrial and commercial real estate. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in
Item 7 for a summary of Registrant's operations. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

                  For the year ended December 31, 1997, Registrant's share of revenues from properties occupied by Marriott International, Inc. ("Marriott"), Information Resources, Inc. ("IRI") and Titan Corporation amounted to 26%, 17% and 12%, respectively, of the total operating revenues of Registrant.

See Note 8 to the Consolidated Financial Statements in Item 8. No other property owned by Registrant accounted for 10% or more of its total operating revenue during 1997. Marriott's audited financial statements for the fiscal year ended January 3, 1997, reported revenues of $10,172,000,000, net income of $306,000,000, total assets of $5,075,000,000 and shareholders' equity of $1,260,000,000. Marriott's financial statements for the twenty-four weeks ended June 20, 1997, reported revenues of $5,482,000,000, net income of $160,000,000, total assets of $6,627,000,000 and shareholders' equity of $1,417,000,000. Marriott is a publicly-traded company with its financial statements on file with the United States Securities and Exchange Commission.

                  Except for certain properties formerly leased to Harvest Foods, Inc. ("Harvest") vacated in March 1997, all of Registrant's real estate properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions that require the lessees to indemnify Registrant, its directors and officers and the Advisor for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has secured contingent property and liability insurance on the properties owned. To the extent that any lessees are not financially able to satisfy indemnification obligations that exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities. Currently, there are no claims pending for property damages or liability claims. Primary insurance coverages have been obtained for the Harvest properties.

                  As described above, lessees retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 8 to the Financial Statements in Item 8. As discussed in Registrant's Management's Discussion and Analysis in Item 7, Registrant's leases generally provide for periodic rent increases or percentage rents based on specified sales levels. The periodic rent increases are either stated, based on percentage of sales or based on formulas indexed to increases in the Consumer Price Index or Producer Price Index. Except for the terminated Harvest master lease, which was terminated in March 1997 pursuant to a voluntary petition of bankruptcy, no leases were materially modified or amended during the year ended December 31, 1997. Since termination of the Harvest lease, the Company has re-leased five properties, sold three properties and is remarketing the remaining seven properties for sale or lease. Registrant's leases provide for multiple renewal terms with initial terms on its leases expiring between 2001 and 2017.

                  Since Registrant's objective is to invest in properties that are occupied by a single corporate tenant and subject to long-term net leases backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. Competitive conditions of local and regional real estate markets may have a more material affect on Registrant as leases terminate. No initial term of a lease expires until after the year 2000. Because Registrant is generally more significantly affected by the financial conditions of its lessees rather than the competitive conditions of the real estate marketplace, Registrant's strategy has been to diversify its investments among tenants, property types and industries in addition to achieving geographical diversification.

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

                  Registrant's Advisor has responsibility for maintaining Registrant's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect Registrant.

                  Registrant does not have any employees. An affiliate of the Advisor performs accounting, secretarial and transfer services for Registrant. Resource Phoenix Corporation performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has an agreement with the Advisor pursuant to which the Advisor provides certain management services for Registrant.

Item 2.  Properties.


      LEASE                                                                                        TYPE OF OWNERSHIP
     OBLIGOR                      TYPE OF PROPERTY                     LOCATION                         INTEREST
     -------                      ----------------                     --------                         --------
US WEST                           Office/Repair                        Scottsdale,                 Ownership of land
COMMUNICATIONS                    Facility                             Arizona                     and building
INC.

INFORMATION                       Office Buildings                     Chicago,                    Ownership of a 66.67%
RESOURCES INC.                                                         Illinois                    interest in a limited
                                                                                                   partnership owning land
                                                                                                   and buildings (1)

K MART                            Retail Stores                        Denton, Texas;              Ownership of land and
CORPORATION                       - 3 locations                        Drayton Plains,             buildings
                                                                       Michigan; and
                                                                       Citrus Heights,
                                                                       California

CHILDTIME                         Child Daycare                        Westland - 2 and            Ownership of a 66.07%
CHILDCARE, INC.                   Centers                              Sterling Heights,           interest in land and
                                   - 12 locations                      Michigan; Chandler          buildings (1)
                                                                       and Tuscon, Arizona;
                                                                       Duncanville, Carrollton
                                                                       and Lewisville, Texas;
                                                                       Chino, Garden Grove,
                                                                       Alhambra and
                                                                       Tustin/Santa Ana,
                                                                       California

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
                                                                       Fort Smith, Arkansas;

     LEASE                                                                                         TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                         INTEREST
    -------                       ----------------                     --------                         --------
SAFEWAY STORES                    Supermarket                          Broken Arrow,               Ownership of a 50%
INCORPORATED                                                           Oklahoma                    interest in land
                                                                                                   and buildings

MARRIOTT                          Hotels                               Irvine, Sacramento,         Ownership of a 23.67%
INTERNATIONAL, INC.               - 13 locations                       and San Diego,              interest in a real estate
                                                                       California;                 investment trust owning
                                                                       Orlando - 2,                land and buildings (1)
                                                                       Florida;
                                                                       Des Plains,
                                                                       Illinois;
                                                                       Indianapolis,
                                                                       Indiana;
                                                                       Louisville, Kentucky;
                                                                       Linthicum, Maryland;
                                                                       Las Vegas, Nevada;
                                                                       Newark, New Jersey;
                                                                       Albuquerque,
                                                                       New Mexico;
                                                                       Spokane, Washington

Properties                        Retail Stores                        Little Rock - 2,            Ownership of a 50%
formerly leased to                and Office                           Hot Springs,                interest in land
HARVEST FOODS,                    Buildings - 7 locations              Texarkana and               and buildings
INCORPORATED                                                           Jonesboro, Arkansas;        except as noted (1)(2)
                                                                       Ruston, Louisiana;
                                                                       Clarksdale,
                                                                       Mississippi

KROGER CO.                        Retail Stores                        North Little Rock           Ownership of a 50%
                                  - 2 locations                        and Conway, Arkansas        interest in land
                                                                                                   and buildings
                                                                                                   except as noted (1)(2)

AFFILIATED FOODS                  Retail Stores                        Little Rock - 2, and        Ownership of a 50%
SOUTHWEST, INC.                   - 3 locations                        Hope, Arkansas              interest in land
                                                                                                   and buildings
                                                                                                   except as noted (1)(2)

CALCOMP TECHNOLOGY,               Office/                              Austin,                     Ownership of a 50%
INC.                              Manufacturing                        Texas                       interest in land and
                                  Facility                                                         buildings (1)

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

                  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Registrant's
                   Share                         Current     Lease
Lease            of Current           Square     Rent Per    Expiration  Renewal  Ownership              Terms of
Obligor         Annual Rents          Footage    Sq.Ft.(1)   (Mo/Year)   Terms    Interest               Purchase Option
-----------     ------------          -------    ---------   ---------   -------  ---------------        ---------------
Information     $2,916,014   (2)        252,000  $17.36        9/05       YES     66.67% general         N/A
Resources,                                                                        partnership interest;
Inc.                                                                              remaining limited
                                                                                  partnership interest
                                                                                  owned by Corporate
                                                                                  Property Associates 9
                                                                                  ("CPA(R):9")

Titan            2,131,336   (2)        166,403   15.72        7/07       YES     81.46% general         N/A
Corporation                                                                       partnership interest;
                                                                                  remaining limited
                                                                                  partnership interest
                                                                                  owned by CPA(R):9

New WAI          1,454,000   (2)        534,121    2.72        3/16       YES     100%                   The greater of
L.P./                                                                                                    fair market value
Warehouse                                                                                                or the sum of
Associates                                                                                               $12,026,000 and
                                                                                                         prepayment penalty
                                                                                                         under the note.

EnviroWorks,     1,387,757   (2)        374,289    3.71        3/10       YES     100%                   N/A
Inc.

Wal-Mart           758,886   (2)        454,251    3.34        1/08       YES     50% interest;          N/A
Stores, Inc.                                                                      remaining
                                                                                  interest owned
                                                                                  by CIP(TM)

Childtime          805,454   (2)         83,694   14.57        1/16       YES     66.07% interest;       N/A
Childcare                                                                         remaining
Inc.                                                                              interest owned
                                                                                  by CPA(R):9

Neodata            587,728   (2)        403,871    7.28        12/14      YES     20% interest;          The greater of fair
Corporation                                                                       remaining              market value or the
                                                                                  interest owned         sum of approximately
                                                                                  by CIP(TM)             $4,030,000 less any
                                                                                                         tenant loan outstanding.

              Registrant's
                 Share                     Current    Lease
Lease          of Current      Square      Rent Per   Expiration  Renewal  Ownership         Terms of
Obligor       Annual Rents     Footage     Sq.Ft.(1)  (Mo/Year)   Terms    Interest          Purchase Option
-----------   ------------     -------     ---------  ---------   -------  ---------------   ---------------
K mart        $   390,000      278,839      $ 2.17      5/01        YES       100%               N/A
Corporation




(1) Represents annualized rate for rent per square foot when combined with rents applicable to tenants-in-common or minority interests in limited partnerships.

(2)     These properties are encumbered by limited recourse mortgages.



Item 3.  Legal Proceedings.

                  As of the date hereof, Registrant is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II


Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.

                  Information with respect to Registrant's common stock is hereby incorporated by reference to page 27 of Registrant's Annual Report contained in Appendix A.


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

Item 8.  Consolidated Consolidated Financial Statements and Supplementary Data.

                  The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A:

  (i)  Report of Independent Accountants.

 (ii)  Consolidated Balance Sheets as of December 31, 1996 and 1997.

(iii) Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.

 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

  (v)  Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1996 and 1997.

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

                  NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

                  The directors and senior officers of Registrant and members of the Investment Committee of the Board of Directors of the Advisor are as follows:

                                                                                                        Has Served as a
                                                                                                        Director and/or
         Name                           Age               Positions Held                                Officer Since
         ----                           ---               --------------                                -------------
William P. Carey                         67        Chairman of the Board                                     3/90
                                                   Director
Ralph G. Coburn (1)                      88        Director                                                  3/90
William Ruder (1)                        76        Director                                                  3/90
George E. Stoddard                       81        Chairman of Investment Committee                          3/90
                                                   Director
Warren G. Wintrub (1)                    63        Director                                                 10/92
Barclay G. Jones III                     37        President                                                 3/90
Steven M. Berzin                         47        Executive Vice President                                  7/97
                                                   Chief Financial Officer
                                                   Chief Legal Officer
Gordon F. DuGan                          31        Executive Vice President                                  2/97
Claude Fernandez                         45        Executive Vice President                                  3/90
                                                   Chief Administrative Officer
H. Augustus Carey                        40        Senior Vice President                                     3/90
                                                   National Marketing Director
                                                   Secretary
Anthony S. Mohl                          35        Senior Vice President                                     3/90
                                                   Director of Portfolio Management
John J. Park                             33        Senior Vice President - Finance                           7/91
                                                   Director of Research
                                                   Treasurer


(1)     Independent Director of Registrant.


                  H. Augustus Carey is the nephew of William Polk Carey.

                  A description of the business experience of each director of Registrant is set forth below:

                  William Polk Carey, Chairman of the Board and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of Carey Institutional Properties Incorporated ("CIP(TM)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14

Incorporated ("CPA:(R)14") and Carey Diversified LLC ("Carey Diversified").

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

                  William Ruder, Independent Director of CPA(R):12 and CPA(R):14, is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was Chairman of Ruder & Finn, an international public relations company which he co-founded. He is a former Assistant Secretary of Commerce of the United States and is on the Board of Directors of the United Nations Association of the United States of America, Junior Achievement and the Council on Economic Priorities. A member of the Board of Overseers of the Wharton School at the University of Pennsylvania for a number years, he has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for Economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder is a lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations.

                  George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School. Mr. Stoddard is also a Director of CIP , CPA(R):12 and CPA(R):14

                  Warren G. Wintrub, Independent Director of CIP(TM) and CPA(R):14 and Chairman of the Audit Committee, became a partner at Coopers & Lybrand LLP in 1963. He specializes in taxation and served on Coopers & Lybrand LLP's Executive Committee from 1976 to 1988 and chaired its Retirement Committee from 1979-1992. Mr. Wintrub serves as a director of Getty Petroleum Corp. and Chromcraft Revington, Inc. He received a B.S. degree from Ohio State University and an LL.B. degree from Harvard Law School.

                  Barclay G. Jones III, President, joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York. Mr. Jones is a Director of Carey Diversified.

                  Steven M. Berzin, Executive Vice President, Chief Financial Officer and Chief Legal Officer, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being managing Director, Corporate Development, Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School. Mr. Berzin is also a Director of Carey Diversified.

                  Gordon F. DuGan, Executive President, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer. Mr. Dugan is also a Director of Carey Diversified.

                  Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and an M.B.A. in finance from Columbia University Graduate School of Business in 1981.

                  H. Augustus Carey, Senior Vice President, National Marketing Director and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

                  Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey, in 1987 as Assistant to the President after receiving an M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

                  John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received an undergraduate degree from Massachusetts Institute of Technology and an M.B.A. in Finance from New York University.


Item 11. Executive Compensation.

                  This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.



Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.

                  This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.



Item 13. Certain Relationships and Related Transactions.

                  This information will be contained in Registrant's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K


    (a)           1.       Consolidated Financial Statements:

                           The following consolidated financial statements are filed as a part of this Report:

    Report of Independent Accountants.

    Consolidated Balance Sheets as of December 31, 1996 and 1997.

    Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

    Notes to Consolidated Financial Statements.



    The consolidated financial statements are hereby incorporated by reference to pages 5 to 20 of Registrant's Annual Report contained in Appendix A.



    (a)           2.       Financial Statements of Material Equity Investee:

    Marcourt Investments Incorporated

    Report of Independent Accountants.

    Balance Sheets, December 31, 1996 and 1997.

    Statements of Income for the years ended December 31, 1995, 1996 and 1997.

    Statement of Shareholders' Equity for the years ended December 31, 1995, 1996 and 1997.

    Statements of Cash Flows for the years ended December 31, 1995, 1996 and
    1997.

    Notes to Financial Statements.

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997 of Marcourt Investments Incorporated.

    The financial statements of material equity investees is contained herewith in Item 14 on pages 14 to 22.

    The separate financial statements of material equity investees have been audited as of December 31, 1997 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

    (a)           3.       Financial Statement Schedule:

                           The following schedule is filed as a part of this
Report:

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1997.

    Notes to Schedule III.




                           Schedule III and notes therein are hereby
incorporated by reference to pages 21 to 23 of Registrant's Annual Report in Appendix A. Financial Statement Schedules of Material Equity Investees are contained herewith in Item 14.

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

                        REPORT of INDEPENDENT ACCOUNTANTS





To the Board of Directors of
  Marcourt Investments Incorporated:


         We have audited the accompanying balance sheets of Marcourt Investments Incorporated (the "Company") as of December 31, 1996 and 1997, and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marcourt Investments Incorporated as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.




                                            /s/ Coopers & Lybrand L.L.P.



New York, New York
January 27, 1998

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 1996 and 1997


                                                                             1996                  1997
                                                                             ----                  ----
                  ASSETS:

Net investment in direct
        financing lease                                                 $148,831,067          $148,698,339
Cash and cash equivalents                                                    172,537                95,864
Other assets                                                                 690,747               618,668
                                                                        ------------          ------------

           Total assets                                                 $149,694,351          $149,412,871
                                                                        ============          ============


                  LIABILITIES:

Mortgage notes payable                                                  $104,304,209          $101,218,909
Accrued interest payable                                                   1,522,897             1,468,491
Accounts payable and accrued expenses                                        136,076               110,259
Accounts payable to affiliates                                                 4,000                 3,500
State and local taxes payable                                                 35,000                25,000
                                                                        ------------          ------------

           Total liabilities                                             106,002,182           102,826,159
                                                                        ------------          ------------


Commitments and contingencies


                  SHAREHOLDERS' EQUITY:

Common stock, Class A; $.01 par value; authorized,
    999,750 shares; issued and outstanding, 369,850
    shares; Class B; $.01 par value; authorized, 250
    shares; issued and outstanding,
    150 shares                                                                 3,700                 3,700
Additional paid-in capital                                                36,996,300            36,996,300
Accumulated earnings in excess of dividends                                6,692,169             9,586,712
                                                                        ------------          ------------
           Total shareholders' equity                                     43,692,169            46,586,712
                                                                        ------------          ------------
           Total liabilities and
               shareholders' equity                                     $149,694,351          $149,412,871
                                                                        ============          ============




   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 1995, 1996 and 1997




                                                    1995                      1996                  1997
                                                    ----                      ----                  ----

Revenue:

    Interest income on
        direct financing lease                 $17,733,841               $17,722,059           $17,694,122
    Percentage rents                               564,069                   629,681               851,731
    Other income                                     1,948                   197,077               104,758
                                               -----------               -----------           -----------
                                                18,299,858                18,548,817            18,650,611
                                               -----------               -----------           -----------





Expenses:

    Interest on mortgages                       11,301,049                11,055,265            10,729,644
    General and administrative                      57,129                    44,019                68,238
    State and local taxes                           11,941                    (1,976)               29,426
                                               -----------               -----------           -----------
                                                11,370,119                11,097,308            10,827,308
                                               -----------               -----------           -----------



           Net income                          $ 6,929,739               $ 7,451,509           $ 7,823,303
                                               ===========               ===========           ===========




           Net income per share
               of common stock, 370,000
               common shares outstanding
               (Class A and Class B)              $18.73                     $20.14               $21.14
                                                  ======                     ======               ======


   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1995, 1996 and 1997






                                                                 Additional            Earnings in
                                              Common             Paid-in               Excess of
                                               Stock             Capital               Dividends                 Total
                                               -----           -----------            -----------            -----------

Balance, December 31, 1994                     $3,700          $36,996,300            $ 2,255,160            $39,255,160

Dividends                                                                              (5,151,106)            (5,151,106)

Net income                                                                              6,929,739              6,929,739
                                               ------          -----------            -----------            -----------

Balance, December 31, 1995                      3,700           36,996,300              4,033,793             41,033,793

Dividends                                                                              (4,793,133)            (4,793,133)

Net income                                                                              7,451,509              7,451,509
                                               ------          -----------            -----------            -----------

Balance, December 31, 1996                      3,700           36,996,300              6,692,169             43,692,169

Dividends                                                                              (4,928,760)            (4,928,760)

Net income                                                                              7,823,303              7,823,303
                                               ------          -----------            -----------            -----------

Balance, December 31, 1997                     $3,700          $36,996,300            $ 9,586,712            $46,586,712
                                               ======          ===========            ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1996 and 1997


                                                                       1995                1996                 1997
                                                                       ----                ----                 ----
Cash flows from operating activities:
    Rentals received from lessee                                  $ 18,390,919         $ 18,456,531         $ 18,678,581
    Interest paid on mortgage loans                                (11,266,536)         (11,011,673)         (10,711,971)
    Interest received on cash and cash equivalents                       1,573                6,680                6,158
    General and administrative expenses paid                           (47,554)             (54,270)             (60,988)
    Taxes paid, net of refunds received                                (12,329)              35,686              (39,426)
    Other, net                                                          48,366               48,607              (33,567)
                                                                  ------------         ------------         ------------
               Net cash provided by operating activities             7,114,439            7,481,561            7,838,787
                                                                  ------------         ------------         ------------

Cash flows from investing activities:
    Proceeds from easement                                                                  190,397               98,600
                                                                                       ------------         ------------
               Net cash provided by investing activities                                    190,397               98,600
                                                                                       ------------         ------------

Cash flows from financing activities:
    Dividends paid                                                  (5,151,106)          (4,793,133)          (4,928,760)
    Payment of mortgage principal                                   (1,910,192)          (2,785,599)          (3,085,300)
                                                                  ------------         ------------         ------------
               Net cash used in financing activities                (7,061,298)          (7,578,732)          (8,014,060)
                                                                  ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                    53,141               93,226              (76,673)

Cash and cash equivalents, beginning of period                          26,170               79,311              172,537
                                                                  ------------         ------------         ------------

Cash and cash equivalents, end of period                          $     79,311         $    172,537         $     95,864
                                                                  ============         ============         ============


Reconciliation of net income to net cash provided
    by operating activities:
    Net income                                                    $  6,929,739         $  7,451,509         $  7,823,303
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Cash receipts on direct financing lease
               greater than revenues recognized                         93,009              104,791              132,728
           Other income from sale of easement                                              (190,397)             (98,600)
           Amortization of deferred interest                            79,986               74,095               72,079
           Decrease (increase) in other assets                        (129,975)             129,975
           Increase (decrease) in accounts payable
               and accrued expenses                                     61,041               35,881              (25,817)
           Decrease in accrued interest payable                        (45,473)             (30,503)             (54,406)
           Increase (decrease) in state and
                local taxes payable                                    124,612              (91,290)             (10,000)
           Increase (decrease) in accounts payable
               to affiliates                                             1,500               (2,500)                (500)
                                                                  ------------         ------------         ------------

               Net cash provided by operating
                  activities                                      $  7,114,439         $  7,481,561         $  7,838,787
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

        The Company assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

        Cash Equivalents:

        The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. The Company had $52,974 and $94,133 in a money market fund at December 31, 1996 and 1997, respectively.

        Federal Income Taxes:

        The Company is qualified as a REIT as defined under the Internal Revenue Code as of December 31, 1997. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

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

        Earnings Per Share:

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share. The adoption of SFAS No. 128 had no impact on the Company's financial statements because the Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the statements of income.

3.      Transactions with Related Parties:

        An affiliate of W.P. Carey & Co., Inc. ("W.P. Carey") is the advisor to two shareholders whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 1995, 1996 and 1997, the Company incurred expenses of $9,153, $5,789 and $7,237, respectively, under the agreement.

         Frontier Equity Partners II, Ltd. and an affiliate ("Frontier") own approximately 53% of the outstanding shares of the Company. The Company has also agreed to reimburse Frontier for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the years ended December 31, 1995, 1996 and 1997, the Company incurred expenses of $6,752, $6,971 and $6,994, respectively, in connection with reimbursement for such physical inspections.


4.       Net Investment in Direct Financing Lease:

         The net investment in the direct financing lease is summarized as follows:

                                                                          1996                       1997
                                                                          ----                       ----
        Minimum lease payments
           receivable                                                $267,402,749                $249,575,900
        Unguaranteed residual value                                   146,045,268                 146,045,268
                                                                     ------------                ------------
                                                                      413,448,017                 395,621,168
        Less, unearned income                                         264,616,950                 246,922,829
                                                                     ------------                ------------
                                                                     $148,831,067                $148,698,339
                                                                     ============                ============



         The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 1998 through 2002 and aggregate $249,575,900 through 2011.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


5.       Mortgage Notes Payable:

         The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $65,039,146 of the mortgage notes bear interest at a rate of 9.94% per annum with the remaining $36,179,763 bearing interest at a rate of 11.18% per annum. The mortgage will fully amortize in November 2011.

         Scheduled principal payments during each of the next five years following December 31, 1997 and thereafter are as follows:

               Year Ending December 31,
               ------------------------
                  1998                                                   $  3,417,356
                  1999                                                      3,785,273
                  2000                                                      4,192,937
                  2001                                                      4,644,658
                  2002                                                      5,145,213
                  Thereafter                                               80,033,472
                                                                         ------------
                     Total                                               $101,218,909
                                                                         ============



6.       Dividend Paid:

         Dividends paid to shareholders consist of ordinary income and a return of capital for income tax purposes. For the three years ended December 31, 1997, dividends paid per share were reported as follows for income tax purposes:

                                               1995             1996              1997
                                               ----             ----              ----
                  Ordinary income            $ 8.95           $10.38            $11.46
                  Return of capital            4.97             2.57              1.86
                                             ------           ------            ------
                                             $13.92           $12.95            $13.32
                                             ======           ======            ======


         Dividends of $999,550 and $1,998 payable to Class A and Class B shareholders, respectively, were declared and paid in February 1998.



7.       Disclosure About Fair Value of Financial Instruments:

         The carrying amounts of cash and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

         The fair value of the Company's mortgage notes payable at December 31, 1997 is approximately $119,900,000. Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997


                                                 Initial Cost to
                                                     Company                       Costs
                                        ------------------------------------     Capitalized     Increase In
                                                    Personal                    Subsequent to        Net
       Description     Encumbrances       Land      Property       Buildings    Acquisition (a)  Investment (b)   Total (c)
       -----------     ------------       ----      ---------      ---------    ---------------  --------------   ---------


Direct Financing
 Method:

 Hotels leased to
   Marriott Inter-
   national, Inc.      $104,304,209   $27,559,637   $14,199,292   $104,241,071     $45,268         $2,653,071     $148,698,339
                       ============   ===========   ===========   ============     =======         ==========     ============





       Description   Date Acquired
       -----------   -------------


Direct Financing
 Method:

 Hotels leased to
   Marriott Inter-   February 10,
   national, Inc.        1992




(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

(c) At December 31, 1997, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

    (a)    3.     Exhibits:

                  The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
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

 10.5          Assignment and Assumption of Lease Agreement                             Filed as Exhibit 10(E)(4)
               (between BetaWest Properties Inc. and The Mountain                       to Registrant's Post
               States Telephone and Telegraph Company ("Mountain                        Effective Amendment No. 1
               Bell") dated December 16, 1986) from H MA to                             to Form S-11
               Registrant dated September 18, 1990.

 10.6          Agreement of Exchange and Sale ("Texas Agreement")                       Filed as Exhibit 10(F)(1)
               by and among Joanne Talenfeld Rubinoff, both                             to Registrant's Post
               individually and as Trustee of the Murray A.                             Effective Amendment No. 1
               Talenfeld Residuary Trust (collectively "Denton Seller"),                to Form S-11
               Registrant and the E.H. Talenfeld Real Estate
               Company ("Agent") dated September 28, 1990.

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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
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

 10.9          Assignment of Texas Agreement from Registrant                            Filed as Exhibit 10(F)(4)
               to Denton (TX) QRS 10-2, Inc. ("Denton QRS"), a                          to Registrant's Post
               Texas corporation and wholly-owned subsidiary of                         Effective Amendment No. 1
               Registrant, dated October 19, 1990.                                      to Form S-11

 10.10         Purchase and Sale Agreement between HRE Properties                       Filed as Exhibit 10(G)(1)
               ("HRE") and Registrant regarding properties in                           to Registrant's Post
               Citrus Heights, California (the "K mart California                       Effective Amendment No. 1
               Property) and Drayton Plains, Michigan (the "K mart                      to Form S-11
               Michigan Property").

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

 10.13         Assumption and Assignment Agreement between                              Filed as Exhibit 10(G)(4)
               HRE and Registrant regarding the Lease Agreement                         to Registrant's Post
               between HRE and S.S. Kresge Company (n/k/a K mart                        Effective Amendment No. 1
               Corporation) ("K mart") for property located in                          to Form S-11
               Citrus Heights, California (the "K mart
               California Lease") dated March 16, 1976.

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

 10.16         Assignment of Leases and Rents of the K mart                             Filed as Exhibit 10(G)(7)
               Michigan Property from Registrant to New England.                        to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
    10.17      Guaranty of Performance dated September 27, 1990                         Filed as Exhibit 10(H)(1)
               by Registrant, as Guarantor, to the Mutual                               to Registrant's Post
               Life Insurance Company of New York ("MONY").                             Effective Amendment No. 1
                                                                                        to Form S-11

    10.18      General Warranty Deed from Gerber Children's                             Filed as Exhibit 10(I)(1)
               Centers Inc. ("Gerber") to Registrant and                                to Registrant's Post
               Corporate Property Associates 9, L.P. ("CPA(R):9")                       Effective Amendment No. 2
               for the Chandler, Arizona Gerber property.                               to Form S-11

    10.19      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(2)
               Registrant and CPA(R):9 for the Tucson,                                  to Registrant's Post
               Arizona Gerber property.                                                 Effective Amendment No. 2
                                                                                        to Form S-11

    10.20      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(3)
               Registrant and CPA(R):9 for the Alhambra,                                to Registrant's Post
               California Gerber property.                                              Effective Amendment No. 2
                                                                                        to Form S-11

    10.21      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(4)
               Registrant and CPA(R):9 for the Chino,                                   to Registrant's Post
               California Gerber property.                                              Effective Amendment No. 2
                                                                                        to Form S-11

    10.22      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(5)
               Registrant and CPA(R):9 for the Garden                                   to Registrant's Post
               Grove, California Gerber property.                                       Effective Amendment No. 2
                                                                                        to Form S-11

    10.23      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(6)
               Registrant and CPA(R):9 for the Tustin/                                  to Registrant's Post
               Santa Ana, California Gerber property.                                   Effective Amendment No. 2
                                                                                        to Form S-11

    10.24      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(7)
               Registrant and CPA(R):9 for the Sterling                                 to Registrant's Post
               Heights, Michigan Gerber property.                                       Effective Amendment No. 2
                                                                                        to Form S-11

    10.25      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(8)
               Registrant and CPA(R):9 for the Westland                                 to Registrant's Post
               Michigan-I Gerber property.                                              Effective Amendment No. 2
                                                                                        to Form S-11

    10.26      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(9)
               Registrant and CPA(R):9 for the Westland                                 to Registrant's Post
               Michigan-II Gerber property.                                             Effective Amendment No. 2
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.27         General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(10)
               Registrant and CPA(R):9 for the Carrollton,                              to Registrant's Post
               Texas Gerber property.                                                   Effective Amendment No. 2
                                                                                        to Form S-11

 10.28         General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(11)
               Registrant and CPA(R):9 for the Duncanville,                             to Registrant's Post
               Texas Gerber property.                                                   Effective Amendment No. 2
                                                                                        to Form S-11

 10.29         General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(12)
               Registrant and CPA(R):9 for the Lewisville,                              to Registrant's Post
               Texas Gerber property.                                                   Effective Amendment No. 2
                                                                                        to Form S-11

 10.30         Bill of Sale from Gerber to Registrant                                   Filed as Exhibit 10(I)(13)
               and CPA(R):9.                                                            to Registrant's Post
                                                                                        Effective Amendment No. 2
                                                                                        to Form S-11

 10.31         Co-Tenancy Agreement between Registrant                                  Filed as Exhibit 10(I)(14)
               and CPA(R):9 as tenants-in-common on                                     to Registrant's Post
               properties leased to Gerber.                                             Effective Amendment No. 2
                                                                                        to Form S-11

 10.32         Lease Agreement between Registrant and                                   Filed as Exhibit 10(I)(15)
               CPA(R):9, as landlord, and Gerber, as Tenant.                            to Registrant's Post
                                                                                        Effective Amendment No. 2
                                                                                        to Form S-11

 10.33         Real Estate Note from Registrant and CPA(R):9                            Filed as Exhibit 10(I)(16)
               to Pan-American Life Insurance Company                                   to Registrant's Post
               ("Pan American").                                                        Effective Amendment No. 2
                                                                                        to Form S-11

 10.34         Master Mortgage, Deed of Trust, Security                                 Filed as Exhibit 10(I)(17)
               Agreement and Assignment of Leases, Rents and                            to Registrant's Post
               Profits by and among Registrant, CPA(R):9, Theodore                      Effective Amendment No. 2
               Tumminello, Chicago Title Agency of Arizona,                             to Form S-11
               Chicago Title Company and Pan American.

 10.35         Lease Agreement dated July 9, 1991 by                                    Filed as Exhibit 10.1
               and between Torrey Pines Limited                                         to Registrant's Form 8-K
               Partnership, a California limited                                        dated July 25, 1991
               partnership ("Torrey Pines"), as Landlord
               and The Titan Corporation ("Titan"), as Tenant.

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.36         $11,700,000.00 Promissory Note dated July 9, 1991                        Filed as Exhibit 10.2
               from Torrey Pines as Borrower to The Northwestern                        to Registrant's Form 8-K
               Mutual Life Insurance Company ("Northwestern"), as Lender.               dated July 25, 1991

 10.37         Deed of Trust and Security Agreement, dated July 9, 1991                 Filed as Exhibit 10.3
               between Torrey Pines and Northwestern.                                   to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 10.38         Absolute Assignment of Leases and Rents, dated July 9,                   Filed as Exhibit 10.4
               1991 from Torrey Pines as Assignor to Northwestern as                    to Registrant's Form 8-K
               Assignee.                                                                dated July 25, 1991

 10.39         Indemnity Agreement dated July 9, 1991 between Torrey                    Filed as Exhibit 10.5
               Pines, CPA(R):9 and Registrant.                                          to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 10.40         Amended Advisory Agreement dated September 14, 1990.                     Filed as Exhibit 10(B)(2)
                                                                                        to Registrant's Post
                                                                                        Effective Amendment No. 3
                                                                                        to Form S-11

 10.41         Lease between Marcourt Investments                                       Filed as Exhibit 10.1
               Incorporated ("Marcourt") and CTYD                                       to Registrant's Form 8-K
               III Corporation ("CTYD").                                                dated February 24, 1992

 10.42         Series A-2 9.94% Secured Note from Marcourt to the                       Filed as Exhibit 10.2
               registered owner of note (Various Series A-1 9.94% Notes                 to Registrant's Form 8-K
               in an aggregate amount of $38,750,000, substantially in the              dated February 24, 1992
               form of the Series A-1 9.94% Note attached, were issued by
               Marcourt in connection with the Financing).

 10.43         Series A-2 11.18% Secured Note from Marcourt to the                      Filed as Exhibit 10.3
               registered owner of the note (Various notes in an                        to Registrant's Form 8-K
               aggregate amount of $70,250,000, substantially in the                    dated February 24, 1992
               form of the Series A-2 11.18% Note attached, were issued
               by Marcourt in connection with the Financing.

 10.44         Indenture between Marcourt, as borrower, to First Fidelity               Filed as Exhibit 10.4
               Bank, National Association, New Jersey, as trustee ("Trustee").          to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.45         Real Estate Deed of Trust from Marcourt to Albuquerque Title             Filed as Exhibit 10.5
               Company, as trustee for benefit of the Trustee filed in New              to Registrant's Form 8-K
               Mexico, securing Series A-1 9.94% Notes and Series A-2 11.18%            dated February 24, 1992
               notes allocated to Albuquerque, New Mexico Marriott property
               (Deeds of Trust or Mortgages substantially similar to this Deed of Trust were filed in all other jurisdictions in which Marriott
               Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1 9.94% Notes and Series
               A-2 11.18% Notes allocated to the Marriott Properties located in such other jurisdictions).

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.46         Second Real Estate Deed of Trust from Marcourt to Albuquerque            Filed as Exhibit 10.6
               Title Company as trustee for the benefit of the Trustee,                 to Registrant's Form 8-K
               filed in New Mexico, securing all Series A-1 9.94% Notes and             dated February 24, 1992
               Series A-2 11.18% Notes other than those notes allocated to the
               Albuquerque, New Mexico Marriott property (Deeds of trust or mortgages substantially similar to this Second Real Estate Deed of Trust were filed in all other jurisdictions in which the remaining Marriott Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1
               9.94% Notes and Series A-2 11.18% Notes allocated to all
               Marriott Properties not located in the jurisdiction in which such other deeds of trust were filed for recording).

 10.47         Guaranty from the Registrant, Carey Institutional Properties             Filed as Exhibit 10.7
               Incorporated ("CPA(R):11"), Trammell Crow Equity Partners II,            to Registrant's Form 8-K
               Ltd. ("TCEP II") and PA/First Plaza Limited Partnership                  dated February 24, 1992
               ("First Plaza") as guarantors, to the Trustee.

 10.48         Shareholders Agreement between the Registrant, CPA(R):11,                Filed as Exhibit 10.8
               TCEP II and First Plaza.                                                 to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.49         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.10
               located in Ft. Smith, Arkansas.                                          to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.50         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.12
               located in Broken Arrow, Oklahoma.                                       to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.51         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.13
               located in Weatherford, Oklahoma.                                        to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.52         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.14
               located in Center, Texas.                                                to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.53         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.15
               located in Groves, Texas.                                                to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.54         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.16
               located in Silsbee, Texas.                                               to Registrant's Form 8-K
                                                                                        dated February 24, 1992

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.55         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.17
               located in Vidor, Texas.                                                 to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.56         Lease Amendments for the Ft. Smith, Arkansas and Weatherford,            Filed as Exhibit 10.18
               Oklahoma properties.                                                     to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.57         Promissory Note from subsidiaries of the Registrant and                  Filed as Exhibit 10.19
               CPA(R):11 to The New England Mutual Life Insurance Company               to Registrant's Form 8-K
               ("New England").                                                         dated February 24, 1992

 10.58         Mortgage/Deed of Trust from subsidiaries of the Registrant               Filed as Exhibit 10.20
               and CPA(R):11 to New England encumbering the property in                 to Registrant's Form 8-K
               Ft. Smith, Arkansas.                                                     dated February 24, 1992

 10.59         Mortgage/Deed of Trust from subsidiaries of the Registrant               Filed as Exhibit 10.21
               and CPA(R):11 to New England encumbering the property in                 to Registrant's Form 8-K
               Weatherford, Oklahoma.                                                   dated February 24, 1992

 10.60         Mortgage/Deed of Trust from subsidiaries of the Registrant               Filed as Exhibit 10.22
               and CPA(R):11 to New England encumbering the properties in               to Registrant's Form 8-K
               Center, Groves, Silsbee, and Vidor, Texas.                               dated February 24, 1992

 10.61         Lease Agreement between QRS 10-9 (AR),                                   Filed as Exhibit 10.1
               Inc. ("QRS 10-9") and QRS 11-2(AR), Inc.                                 to Registrant's Form 8-K
               ("QRS 11-2") as landlord and Acadia Stores 63,                           dated April 3, 1992
               Inc. ("Tenant") as tenant.

 10.62         Co-Tenancy Agreement between QRS 10-9 and QRS 11-2.                      Filed as Exhibit 10.2
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 10.63         Note of QRS 10-9 and QRS 11-2 to Second Lender.                          Filed as Exhibit 10.7
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 10.64         Mortgage/Deed of Trust from QRS 10-9 and QRS 11-2                        Filed as Exhibit 10.8
               to Second Lender for the following jurisdictions:                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992
                           a.     Arkansas
                           b.     Louisiana
                           c.     Mississippi

 10.65         Purchase and Sale Agreement between Neoserv (CO)                         Filed as Exhibit 10.1
               QRS 10-13, Inc. ("QRS:10") and Neoserv (CO)                              to Registrant's Form 8-K
               QRS 11-8, Inc. ("QRS:11) as purchasers and Homart                        dated October 29, 1992
               Development Co. ("Homart").

 10.66         Co-Tenancy Agreement between QRS:10 and QRS:11.                          Filed as Exhibit 10.5
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.67         Lease from QRS:10 and QRS:11 as lessor and Neodata                       Filed as Exhibit 10.6
               Services, Inc. ("Neodata") as lessee.                                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.68         Guaranty Agreement from Neodata Corporation as guarantor                 Filed as Exhibit 10.7
               to QRS:10 and QRS:11.                                                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.69         Promissory Note of QRS:10 and QRS:11 to Neodata.                         Filed as Exhibit 10.8
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.70         Deed of Trust from QRS:10 and QRS:11 for benefit of Neodata.             Filed as Exhibit 10.9
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.71         Construction Contract between QRS:10 and QRS:11 as owners                Filed as Exhibit 10.10
               and Austin Commercial, Inc. ("Austin") as contractor.                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.72         Guaranty from Austin to QRS:10 and QRS:11.                               Filed as Exhibit 10.11
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.73         Construction Agency Agreement between QRS:10 and QRS:11                  Filed as Exhibit 10.12
               as owners and Neodata as agent.                                          to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.74         Agreement of Purchase and Sale between Milestone                         Filed as Exhibit 10.1
               Properties, Inc. ("Milestone"), as seller, and                           to Registrant's Form 8-K
               Registrant.                                                              dated April 12, 1993

 21.1          Subsidiaries of Registrant as of March 24, 1997.                         Filed herewith

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

 28.4          Deed from Denton Seller to Denton QRS for the                            Filed as Exhibit 28(B)(5)
               K mart Texas Property dated October 19, 1990.                            to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 28.5          Agreement for Assignment and Assumption                                  Filed as Exhibit 28(B)(6)
               of Real Property Lease from Denton Seller to                             to Registrant's Post
               Denton QRS dated October 19, 1990.                                       Effective Amendment No. 1
                                                                                        to Form S-11

 28.6          The K mart California Lease.                                             Filed as Exhibit 28(C)(1)
                                                                                        to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

 28.7          The K mart Michigan Lease.                                               Filed as Exhibit 28(C)(2)
                                                                                        to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

 28.8          Agreement of Limited Partnership dated                                   Filed as Exhibit 28(D)(1)
               September 21, 1990 between 564 Randolph                                  to Registrant's Post
               Co. #2 (564 Randolph) and North Clinton                                  Effective Amendment No. 1
               Corporation ("NCC").                                                     to Form S-11

 28.9          Assignment of Partnership Interests dated                                Filed as Exhibit 28(D)(2)
               September 27, 1990 from 564 Randolph and NCC,                            to Registrant's Post
               as Assignors, to CPA(R):9 and QRS 10-1 (ILL), Inc.                       Effective Amendment No. 1
               ("QRS 10-1"), as Assignees.                                              to Form S-11

 28.10         Amended and Restated Agreement of Limited                                Filed as Exhibit 28(D)(3)
               Partnership dated September 27, 1990                                     to Registrant's Post
               between CPA(R):9 and QRS 10-1, joined by                                 Effective Amendment No. 1
               564 Randolph and NCC.                                                    to Form S-11

 28.11         Warranty Deed dated September 27, 1990 from 564                          Filed as Exhibit 28(D)(4)
               Randolph to Randolph/Clinton Limited Partnership                         to Registrant's Post
               ("Randolph/Clinton"), Trustee's Deed dated                               Effective Amendment No. 1
               September 20, 1990 from American National Bank and                       to Form S-11
               Trust Company of Chicago to Randolph/Clinton,
               Trustee's Deed dated September 20, 1990 from LaSalle
               National Trust, N.A., as Successor Trustee to LaSalle
               National Bank, Trustee, to 564 Randolph.

 28.12         Bill of Sale dated September 25, 1990 from 564                           Filed as Exhibit 28(D)(5)
               Randolph to Randolph/Clinton; Bill of Sale dated                         to Registrant's Post
               September 25, 1990 from NCC to Randolph/Clinton; Bill                    Effective Amendment No. 1
               of Sale dated September 25, 1990 from Information                        to Form S-11
               Resources, Inc. ("IRI") to 564 Randolph.

 28.13         $23,500,000 Note Secured by First Real Estate                            Filed as Exhibit 28(D)(6)
               Lien dated September 27, 1990 from Randolph/                             to Registrant's Post
               Clinton, as Maker, to MONY, as Payee.                                    Effective Amendment No. 1
                                                                                        to Form S-11

 28.14         Mortgage and Security Agreement dated                                    Filed as Exhibit 28(D)(7)
               September 27, 1990 from Randolph/Clinton,                                to Registrant's Post
               as Mortgagor, to MONY, as Mortgagee.                                     Effective Amendment No. 1
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 28.15         Assignment of Lessor's Interest in Leases                                Filed as Exhibit 28(D)(8)
               dated September 27, 1990 from Randolph/                                  to Registrant's Post
               Clinton, as Assignor, to MONY, as Assignee.                              Effective Amendment No. 1
                                                                                        to Form S-11

 28.16         Lease Agreement dated September 27, 1990                                 Filed as Exhibit 28(D)(9)
               between Randolph/Clinton, as Landlord,                                   to Registrant's Post
               and IRI, as Tenant.                                                      Effective Amendment No. 1
                                                                                        to Form S-11

 28.17         Assignment of Subleases and Rents dated                                  Filed as Exhibit 28(D)(10)
               September 27, 1990 from IRI, as Assignor,                                to Registrant's Post
               and Randolph/Clinton, as Assignee.                                       Effective Amendment No. 1
                                                                                        to Form S-11

 28.18         General Warranty Deed dated July 9, 1991 from Titan                      Filed as Exhibit 28.1
               Linkabit Corporation to Torrey Pines.                                    to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 28.19         Bill of Sale dated July 9, 1991 from Titan Linkabit                      Filed as Exhibit 28.2
               Corporation to Torrey Pines.                                             to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 28.20         Guaranty from Harvest Foods, Inc., a Delaware                            Filed as Exhibit 28.1
               corporation ("Harvest"), to QRS 10-9 and QRS 11-2.                       to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.21         Guaranty from Harvest Foods, Inc., an Arkansas                           Filed as Exhibit 28.2
               corporation, to QRS 10-9 and QRS 11-2.                                   to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.22         Deeds from Safeway Inc. and Property Development                         Filed as Exhibit 28.3
               Associates to QRS 10-9 and QRS 11-2 for:                                 to Registrant's Form 8-K
                                                                                        dated April 3, 1992
                           a.     Stores 179 and 258
                           b.     255
                           c.     269
                           d.     4120

 28.23         Deed from Acadia Stores 60, Inc. to QRS 10-9 and                         Filed as Exhibit 28.4
               QRS 11-2 for Corporate and Annex premises.                               to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.24         Deed from Acadia Stores 61, Inc. to QRS 10-9 and                         Filed as Exhibit 28.5
               QRS 11-2 for Store 194.                                                  to Registrant's Form 8-K
                                                                                        dated April 3, 1992

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 28.25         Deeds from Acadia Stores 62, Inc. ("AS-62") to                           Filed as Exhibit 28.6
               QRS 10-9 and QRS 11-2 for:                                               to Registrant's Form 8-K
                           a.     Store 287                                             dated April 3, 1992
                           b.     Store 289

 28.26         Deed from Harvest to QRS 10-9 and QRS 11-2 for Store 4426.               Filed as Exhibit 28.7
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.27         Deed of Improvements from Harvest to QRS 10-9 and                        Filed as Exhibit 28.8
               QRS 11-2 for:                                                            to Registrant's Form 8-K
                           a.     Store 4281                                            dated April 3, 1992
                           b.     Store 4409

 28.28         Leasehold Deed of Trust from Neodata for benefit of                      Filed as Exhibit 28.1
               General Electric Capital Corporation.                                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 28.29         Prospectus of Registrant                                                 Filed as Exhibit 28.38
               dated June 11, 1990.                                                     to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

 28.30         Supplement dated August 14, 1990                                         Filed as Exhibit 28.39
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

 28.31         Supplement dated January 17, 1991                                        Filed as Exhibit 28.40
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

 28.32         Supplement dated March 26, 1991                                          Filed as Exhibit 28.41
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993














    (b)    Reports on Form 8-K

                  During the quarter ended December 31, 1997 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED a Maryland corporation

     04/02/98                     BY:     /s/ Steven M. Berzin
-----------------                         ------------------------------------
     Date                                 Steven M. Berzin
                                          Executive Vice President, Chief Legal
                                          Officer and Chief Financial Officer
                                          (Principal Financial Officer)


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

     04/02/98                     BY:      /s/ William P. Carey
------------------                         ------------------------------------
     Date                                  William P. Carey
                                           Chairman of the Board
                                           and Director
                                           (Principal Executive Officer)

     04/02/98                     BY:      /s/ Barclay G. Jones, III
------------------                         ------------------------------------
     Date                                  Barclay G. Jones, III
                                           President

     04/02/98                     BY:      /s/ Ralph G. Coburn
------------------                         ------------------------------------
     Date                                  Ralph G. Coburn
                                           Director

     04/02/98                     BY:      /s/ George E. Stoddard
------------------                         ------------------------------------
     Date                                  George E. Stoddard
                                           Director

     04/02/98                     BY:      /s/ William Ruder
------------------                         ------------------------------------
     Date                                  William Ruder
                                           Director

     04/02/98                     BY:      /s/ Warren G. Wintrub
------------------                         ------------------------------------
     Date                                  Warren G. Wintrub
                                           Director

     04/02/98                     BY:      /s/ Steven M. Berzin
------------------                         ------------------------------------
     Date                                  Steven M. Berzin
                                           Executive Vice President, Chief Legal
                                           Officer and Chief Financial Officer
                                           (Principal Financial Officer)

     04/02/98                     BY:      /s/ Claude Fernandez
------------------                         ------------------------------------
     Date                                  Claude Fernandez
                                           Executive Vice President and
                                           Chief Administrative Officer
                                           (Principal Accounting Officer)

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                AND SUBSIDIARIES






                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per share amounts)

                                           1993            1994            1995             1996            1997
                                           ----            ----            ----             ----            ----
OPERATING DATA:

      Revenues                        $  16,129       $  16,386       $  16,132        $  15,506       $  14,666

      Income (loss) before
        extraordinary items               4,481           5,501          (1,076)           2,990           3,734

      Net income (loss)                   4,481           5,248          (1,076)           2,990           7,585

      Basic earnings (loss)
        per share before                    .62             .76            (.15)             .41             .52
        extraordinary items (2)

      Basic earnings (loss)
        per share (2)                       .62             .73            (.15)             .41            1.05

        Dividends paid                    5,916           5,951           5,976            5,982           5,294

      Dividends declared
        per share                           .82             .82             .83              .83             .73


      Payment of mortgage
        principal (1)                       635             802             931            1,142           1,172



BALANCE SHEET DATA:

      Total consolidated
        assets                          148,358         145,124         141,438          127,755         121,039

      Long-term
        obligations (3)                  81,515          69,679          71,527           60,042          58,749


(1)      Represents scheduled mortgage principal amortization paid.

(2) The Company has a simple capital structure that is, one with only common stock outstanding. As a result, the Company has presented basic per share amounts only.

(3)      Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


                  Results of Operations

                  Net income for the year ended December 31, 1997 increased by $4,595,000 as compared with the year ended December 31, 1996. Of such increase, $3,850,000 reflected an extraordinary item from the recognition of a gain on a 1996 transaction, which gain had been deferred pending the outcome of other events. The results for the prior year include the effect of a noncash charge of $1,753,000 for the writedown of properties to their estimated fair value and gains of $1,052,000 from sales of real estate. Excluding these items as well as other income of $137,000, gains on sales of $391,000 and an accrual for subordinated disposition fees of $753,000 in 1997, income for 1997, as adjusted, would have reflected an increase of $268,000 from 1996. The increase was attributable to lower interest expense and the continuing trend of increased earnings from the Company's equity investment in a real estate investment trust, managed by an affiliate that is the net lessor of thirteen Courtyard by Marriott hotels. These effects were partially offset by a decrease in lease revenues (rental income and interest income from direct financing leases).

                  The decrease in interest expense was due to (i) the satisfaction of the first priority mortgage loan collateralized by the former Harvest Foods, Inc. properties in June 1997, (ii) paying off several mortgages in 1996, including two mortgages satisfied in connection with property sales and the payoff of a mortgage loan collateralized by a property leased to Kmart Corporation, (iii) the continuing amortization of the Company's other mortgage loans and (iv) the benefit of refinancing the mortgage loan collateralized by the Childtime Childcare, Inc. properties in December 1996 at a lower rate of interest. The increasing trend of earnings from the equity investment in the Courtyard by Marriott real estate investment trust reflected higher percentage rents and lower interest expense. The master lease for the Marriott properties requires rental payments as a percentage of revenues at each of the thirteen hotels in excess of a base amount; such percentage rents increased by 35% from the prior year. Percentage rents for 1998 are expected to be in excess of the amounts collected in 1997, but the rate of increase is expected to moderate. The purchase of the thirteen Courtyard hotels in 1992 was highly leveraged, with approximately 75% of the purchase price financed with limited recourse mortgage debt. The payment schedule on this debt requires that amortizing principal payments commence in 1995 and that such loan fully amortize over 16-3/4 years, prior to the end of the lease term. As the principal balance of the mortgage loan on the Courtyard hotels decreases, interest expense decreases accordingly. The decrease in the Company's lease revenues was due to the sale of the Best Buy Co., Inc., Empire of America Realty Credit Corp. and Safeway Stores, Inc. properties in 1996 and the effect of the termination of the Harvest Foods lease in 1997. Of the 15 former Harvest Foods properties, five properties are leased as supermarkets to Kroger Co. and Affiliated Foods Southwest, Inc., three properties were sold at a gain of $105,000 and the Company is remarketing the remaining properties. Leases are being negotiated at several of the properties. There is no assurance; however, that the negotiations will be successful. The Company realized a gain of $286,000, in 1997 from the sale of warrants of EnviroWorks, Inc. The Company had received these warrants in 1995 in connection with the structuring of the lease transaction with EnviroWorks. In connection with the acquisition of EnviroWorks by Fiskars, Inc., the Company was also able to negotiate the unconditional guarantee of EnviroWorks' lease obligations by the new parent company. Management believes this guarantee will enhance the credit quality of the lease. In 1998, the parent company of EnviroWorks also provided to the Company an irrevocable letter of credit of $2,100,000 in connection with its guarantee of the EnviroWorks lease obligation.

                  The extraordinary gains in 1997 include the gain from the effect of purchasing the Harvest Foods priority loan at a substantial discount from its face value and recording a gain on the 1996 transfer of a property to an affiliate. As more fully described in Note 10 to the accompanying Consolidated Financial Statements, a gain on the transfer of property in Stamford, Connecticut had been deferred pending resolution of certain issues. Such issues were resolved in 1997.

                  Net income for the year ended December 31, 1996 reflected an increase of $4,067,000 as compared with the net loss incurred in 1995. Excluding the effect of noncash charges in 1995 and 1996 in connection with the writedowns of property to fair value and gains on property sales in 1996, income would have decreased by $352,000 as compared with 1995.

                  The decrease in income before gains, as adjusted for the writedowns, was due to decreases in lease revenues and an increase in property expenses. These were partially offset by increases in other interest income, equity income and a decrease in interest expense. Lease revenues decreased as a result of sales of properties leased to Empire of America, Safeway Supermarkets Incorporated and Best Buy in 1996 and the expiration of the Xerox lease in August 1995. Lease revenue benefited from the lease with EnviroWorks, the initial term of which commenced in

September 1995, and a rent increase, effective October 1995, on the lease with Information Resources, Inc. Other interest income increased due to interest earned on the proceeds held from the property sales. Equity income from the Courtyard by Marriott investment increased as a result of lower interest on the mortgage loan and higher percentage rents.

                  Future cash flow will be affected by the ability of the Company to re-lease properties formerly leased to Harvest Foods as the Company has no rent increases scheduled until 2000. The Company's leases with Wal-Mart Stores, Inc. and Kmart for nine retail properties include percentage rent provisions and increased sales at these properties could provide additional cash flow. There has been a positive, but moderate, trend of increase in percentage rents from these retail leases over the past several years. There is no certainty; however, that this trend will continue. In an effort to enhance cash flow opportunities, Management will continue to evaluate refinancing opportunities on the existing portfolio of limited recourse mortgage loan obligations.

                  Because of the long-term nature of the Company's net leases, inflation and changing prices have not unfavorably affected the Company's revenues and net income. The Company's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides, or other periodic increases which are designed to increase lease revenues in the future.


                  Financial Condition

                  Except for certain of the former Harvest Food properties vacated in March 1997, all of the Company's properties are leased to corporate tenants and are subject to long-term net leases that generally require tenants to pay substantially all operating expenses relating to the leased properties. The Company's objective is to use the cash flow from its net leases to fund dividends to shareholders and meet scheduled principal payments on the Company's mortgage debt. The Company maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Company's real estate portfolio. The Company's cash balances decreased by $3,844,000 in 1997 primarily due to the prepayment of debt.

                  The Company's cash provided by operations of $6,481,000 was used to fund dividend payments of $5,294,000 and pay the Company's scheduled mortgage principal payments of $1,172,000. The Company's cash position has been favorably affected by the Advisor's continuing its voluntary deferral of asset management and performance fees which totaled $4,552,000 at December 31, 1997. Although the Advisor may continue deferring such collection, it has no obligation to do so. Management has been considering proposing to the Company's Board of Directors that the Company issue stock to the Advisor to pay off such deferred fees in lieu of a cash payment for such fees. Any issuance of stock to satisfy this obligation would be at a per share amount based on an independent valuation of the Company's assets.

                  The ability of the Company to sustain its current level of cash flow is subject to the ability of the Company to successfully lease or sell seven vacant properties that were leased to Harvest Foods. In April 1997, the Company reduced its dividend rate in order to maintain an appropriate level of cash reserves. Since this reduction, the Board has subsequently approved three consecutive increases in the quarterly dividend rate. Management projects that the dividend rate can continue to increase at moderate levels and continue to be sustained solely from cash flow from operations after payment of scheduled principal payment installments.

                  During 1997, the Company received $1,480,000 of cash from the sale of three former Harvest Foods, Inc. properties and the sale of the EnviroWorks warrants. In addition, the Company received the final installment from the 1996 sale of one of its Safeway properties. For 1998, the Company is scheduled to receive $254,000 currently in an escrow account from the sale of the warrants. The Company anticipates using approximately $400,000 to fund certain improvements at its Kmart properties as the Company retains certain maintenance and repair obligations pursuant to the Kmart leases.

                  During 1997, the Company took an advance of $1,600,000 under its unsecured credit agreement to pay off a maturing mortgage loan on one of the Kmart properties. During the year, the Company also paid off this outstanding advance and subsequently determined not to renew the credit agreement. As noted, the Company also paid off one of the mortgage loans on the former Harvest properties. The Company has a balloon payment, scheduled for February 1999, of $6,910,000 collateralized by six properties leased to Wal-Mart. Management believes that the prospects for refinancing the Wal-Mart properties mortgage loan are good because the Wal-Mart leases have terms through January 2008. There may be an opportunity to refinance this loan at a more attractive interest rate than the current fixed rate of 9.42% per annum. The Company continues to monitor the credit quality of Kmart as any improvements in Kmart's credit rating may give the Company the opportunity to releverage the three Kmart properties.

                  In the case of mortgage financing that does not amortize fully over its term or is subject to acceleration, the Company would be responsible for the balloon payment required only to the extent of its interest in the encumbered properties because the holder of each such obligation has recourse only to the properties collateralizing such debt. In the event that balloon payments come due, the Company could seek to refinance the loans, restructure the debt with existing lenders, evaluate its ability to satisfy the mortgages from existing cash reserves or sell the property and use the sales proceeds to satisfy the mortgage debt. To the extent that the remaining term of a lease will remain in place for a number of years, the Company believes that the financing prospects are good. The limited recourse refinancing prospects are conditional, in part, on the credit rating of the lessee.

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

                  The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues the affiliate believes that such issues will not have a material effect on the Company's operations; however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
  Corporate Property Associates 10 Incorporated and Subsidiaries:


                  We have audited the accompanying consolidated balance sheets of Corporate Property Associates 10 Incorporated and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 21 to 23 of this Annual Report. These financial statements are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Property Associates 10 Incorporated and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.





                                        /s/ Coopers & Lybrand L.L.P.
New York, New York
March 31, 1998

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                            1996                    1997
                                                                            ----                    ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method
         Land                                                          $ 17,970,759            $ 19,370,043
         Buildings                                                       77,452,437              81,728,919
                                                                       ------------            ------------
                                                                         95,423,196             101,098,962
         Accumulated depreciation                                         9,484,029              11,498,122
                                                                       ------------            ------------
                                                                         85,939,167              89,600,840
   Net investment in direct financing leases                             23,563,052              16,758,447
                                                                       ------------            ------------
         Real estate leased to others                                   109,502,219             106,359,287
   Equity investment                                                     11,016,708              11,657,088

Cash and cash equivalents                                                 6,452,554               2,608,523
Other assets, net of accumulated amortization of
   $182,123 in 1996 and $100,712 in 1997 and net of
   reserve for uncollected rents of $107,223 in 1997                        783,245                 414,332
                                                                       ------------            ------------

         Total assets                                                  $127,754,726            $121,039,230
                                                                       ============            ============

        LIABILITIES:

Limited recourse mortgage notes payable                                $ 68,586,254           $  61,536,571
Accrued interest payable                                                    553,985                 678,446
Accounts payable and accrued expenses                                       231,555                 245,126
Accounts payable to affiliates                                            3,974,450               5,523,241
Deferred gain                                                             3,423,043
Prepaid rental income                                                        42,682
                                                                       ------------            ------------
         Total liabilities                                               76,811,969              67,983,384
                                                                       ------------            ------------

Minority interest                                                         4,048,527               3,870,416
                                                                       ------------            ------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
   40,000,000 shares; 7,217,294 shares issued
   and outstanding                                                            7,217                   7,217
Additional paid-in capital                                               62,160,058              62,160,058
Dividends in excess of earnings                                         (15,184,953)            (12,893,753)
                                                                       ------------            ------------
                                                                         46,982,322              49,273,522
Less, common stock in treasury at cost,
   10,652 shares                                                            (88,092)                (88,092)
                                                                       ------------            ------------
         Total shareholders' equity                                      46,894,230              49,185,430
                                                                       ------------            ------------
         Total liabilities and
         shareholders' equity                                          $127,754,726           $ 121,039,230
                                                                       ============           =============




The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of OPERATIONS

              For the years ended December 31, 1995, 1996 and 1997

                                                        1995             1996             1997
                                                        ----             ----             ----
Revenues:
   Rental income                                   $ 12,105,236     $ 11,812,148     $ 11,888,835
   Interest income from direct financing leases       3,843,593        3,362,406        2,407,527
   Other interest income                                182,921          331,194          231,946
   Other income                                                                           137,314
                                                   ------------     ------------     ------------
                                                     16,131,750       15,505,748       14,665,622
                                                   ------------     ------------     ------------

Expenses:
   Interest                                           8,310,440        7,911,209        6,467,266
   Depreciation                                       1,967,631        2,007,557        2,023,890
   General and administrative                         1,033,182          965,983        1,176,887
   Property expenses                                  1,787,577        2,008,468        2,028,904
   Amortization                                          66,262           56,329           71,215
   Writedown to fair value                            7,519,431        1,753,139
                                                   ------------     ------------     ------------
                                                     20,684,523       14,702,685       11,768,162
                                                   ------------     ------------     ------------

        (Loss) income before minority interest,
         equity income, gain on sale
         and extraordinary items                     (4,552,773)         803,063        2,897,460

Minority interest in loss (income)                    1,881,218         (583,283)        (607,472)
                                                   ------------     ------------     ------------

      (Loss) income before equity income, gain
         on sale and extraordinary items             (2,671,555)         219,780        2,289,988

Income from equity investment                         1,595,406        1,718,797        1,806,760
                                                   ------------     ------------     ------------

      (Loss) income before gains on sales and
         extraordinary items                         (1,076,149)       1,938,577        4,096,748

Gain on sale of securities                                                                285,987
Subordinated disposition fees                                                            (753,156)
Gain on sale of real estate                                            1,051,823          105,131
                                                   ------------     ------------     ------------

      (Loss) income before extraordinary items       (1,076,149)       2,990,400        3,734,710

Extraordinary gains                                                                     3,850,490
                                                   ------------     ------------     ------------

        Net (loss) income                          $ (1,076,149)    $  2,990,400     $  7,585,200
                                                   ============     ============     ============

Basic (loss) earnings per common share:
  (Loss) income before extraordinary item          $       (.15)    $        .41     $        .52
  Extraordinary Item                                                                          .53
                                                   ------------     ------------     ------------
  Net (loss) income per common share               $       (.15)    $        .41     $       1.05
                                                   ============     ============     ============


Weighted average shares outstanding                   7,209,269        7,206,642        7,206,642
                                                   ============     ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1995, 1996 and 1997



                                                           Additional       Dividends
                                          Common            Paid-in        In Excess Of       Treasury
                                          Stock             Capital          Earnings           Stock            Total
                                          ------          -----------      ------------       --------          -------
Balance at December 31, 1994               $7,217         $62,160,058      $ (5,142,209)                      $57,025,066

Dividends                                                                    (5,975,481)                       (5,975,481)

Repurchase of 10,652 shares                                                                    $(88,092)          (88,092)

Net loss, 1995                                                               (1,076,149)                       (1,076,149)
                                           ------         -----------      ------------        --------       -----------

Balance at December 31, 1995                7,217          62,160,058       (12,193,839)        (88,092)       49,885,344

Dividends                                                                    (5,981,514)                       (5,981,514)

Net income, 1996                                                              2,990,400                         2,990,400
                                           ------         -----------      ------------      --------         -----------

Balance at December 31, 1996                7,217          62,160,058       (15,184,953)      (88,092)         46,894,230

Dividends                                                                    (5,294,000)                       (5,294,000)

Net income, 1997                                                              7,585,200                         7,585,200
                                           ------         -----------      ------------      --------        ------------

Balance at December 31, 1997               $7,217         $62,160,058      $(12,893,753)     $(88,092)        $49,185,430
                                           ======         ===========      ============      ========         ===========



The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997

                                                                               1995                  1996                  1997
                                                                               ----                  ----                  ----
Cash flows from operating activities:
    Net (loss) income                                                    $ (1,076,149)         $  2,990,400          $  7,585,200
    Adjustments to reconcile net (loss)income
      to net cash provided by operating activities:
      Depreciation and amortization                                         2,033,893             2,063,886             2,095,105
      Straight-line adjustments and other noncash
         rent adjustments                                                      51,219               104,180                74,577
      Minority interest in (loss) income                                   (1,881,218)              583,283               607,472
      Distributions paid to minority interest                                (849,551)             (795,196)             (785,583)
      Income from equity investment in excess of
         dividends received                                                  (376,365)             (584,527)             (640,380)
      Extraordinary gains                                                                                              (3,850,490)
      Provision for uncollected rents                                                                                     107,223
      Writedown to fair value                                               7,519,431             1,753,139
      Gain on sale of real estate and securities                                                 (1,051,823)             (391,118)
      Accrual of subordinated disposition fees                                                                            753,156
      Net change in operating assets and liabilities                          842,364             1,593,498               926,034
                                                                         ------------          ------------          ------------
            Net cash provided by operating activities                       6,263,624             6,656,840             6,481,196
                                                                         ------------          ------------          ------------

Cash flows from investing activities:
    Purchases of real estate and other capitalized costs                  (12,091,080)             (370,043)
    Proceeds from sales of real estate and securities                                            13,733,825             1,480,259
    Decrease in escrow funds                                                5,751,808
    Issuance of note receivable in connection with sale                                            (560,750)
    Payments received on note receivable                                                            450,000               110,750
                                                                         ------------          ------------          ------------
            Net cash (used in) provided by
               investing activities                                        (6,339,272)           13,253,032             1,591,009
                                                                          -----------          ------------          ------------

Cash flows from financing activities:
    Proceeds from mortgages                                                12,000,000             2,510,660
    Advances on line of credit                                                                    2,480,000             1,600,000
    Payments on mortgage principal                                           (930,647)           (1,141,876)           (1,172,236)
    Purchase of treasury stock                                                (88,092)
    Prepayments of mortgage payable and
      advances on line of credit                                           (6,000,000)          (13,347,113)           (7,050,000)
    Deferred financing costs                                                  (48,209)             (226,790)
    Dividends paid                                                         (5,975,481)           (5,981,514)           (5,294,000)
                                                                         ------------         -------------         -------------
            Net cash used in financing activities                          (1,042,429)          (15,706,633)          (11,916,236)
                                                                         ------------          ------------          ------------

            Net (decrease) increase in cash
               and cash equivalents                                        (1,118,077)            4,203,239            (3,844,031)

    Cash and cash equivalents, beginning of year                            3,367,392             2,249,315             6,452,554
                                                                         ------------          ------------          ------------

    Cash and cash equivalents, end of year                               $  2,249,315          $  6,452,554          $  2,608,523
                                                                         ============          ============          ============


                                   (Continued)



The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of CASH FLOWS, Continued

              For the years ended December 31, 1995, 1996 and 1997







Schedule of noncash investing and financing activity:


A. During the year ended December 31, 1996, the Company transferred a property to an affiliate and assigned a mortgage note payable and interest thereon as follows:

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
                                                                          ===========


B. During the year ended December 31, 1997, the Company recognized an extraordinary gain which had been deferred (see A above)






The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS




1.      Summary of Significant Accounting Policies:

        Basis of Consolidation:

            The consolidated financial statements include the accounts of
               Corporate Property Associates 10 Incorporated, its wholly-owned subsidiaries, and majority interests in limited partnerships (collectively, the "Company") in which the Company is general partner with an affiliate, Corporate Property Associates 9, L.P. ("CPA(R):9") owning the minority interest as the limited partner. All material inter-entity transactions have been eliminated.

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

                      Operating method - Real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

         The Company assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

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

         Cash Equivalents:

            The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three financial institutions.

         Equity Investment:

            The Company's 23.7% interest in a real estate investment trust
               ("REIT") is accounted for under the equity method, i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Treasury Stock:

            Treasury stock is recorded at cost.

         Other Assets:

            Included in other assets are deferred rental income and deferred charges. Deferred rental income is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage financing and refinancing and are amortized over the terms of the mortgages.

         Earnings Per Share:

            In February 1997, the Financial Accounting Standards Board issued
               Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which establishes standards for computing and presenting earnings per share. The adoption of SFAS No. 128 had no impact on the Company's financial statements because the Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying consolidated statements of income.

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


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Reclassification:

            Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.


 2.     Organization and Offering:

            The Company was formed on March 7, 1990 under the General
               Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Pursuant to a public offering, 7,217,294 ($72,172,940) shares of common stock were issued by the Company between September 14, 1990 and June 17, 1991. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"). The Advisor will be entitled to certain incentive fees in the event of the liquidation of the Company, subject to certain conditions.


 3.     Transactions with Related Parties:

            The Company's asset management and performance fees are both 1/2 of
               1% per annum of Average Invested Assets, as defined in the Prospectus of the Company. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. Asset management fees were $779,829, $858,793 and $746,250 in 1995, 1996 and 1997, respectively, with performance fees for such periods in like amounts. General and administrative expense reimbursements were $365,778, $378,221 and $600,514 in 1995, 1996 and 1997, respectively. Effective January 1996, for the purpose of determining the asset management and performance fees, Average Invested Assets are based on an independent valuation of the Company's real estate assets.

            The Advisor will be entitled to receive subordinated disposition fees measured based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Affiliate's interest in such disposition fees amounts to $789,156 through December 31, 1997. Payment of such amount; however, cannot be made until the subordination provisions are met. In 1997, Management concluded that payment of such disposition fees is probable. Such amount is included in accounts payable to affiliates in the accompanying consolidated financial statements as of December 31, 1997.

            Pursuant to the advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. If in any year when the operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets and 25% of net income) as defined in the Prospectus, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


            In connection with the Company's acquisitions of real estate and obtaining of mortgage financing, W.P. Carey & Co., Inc.
               ("W.P. Carey") received $800,000 and $54,000 in 1995 and 1996, respectively, as development, structuring, financing and acquisition fees. No such fees were paid in 1997.


            For the years ended December 31, 1995, 1996 and 1997, fees aggregating $32,855, $27,585 and $52,609, respectively, were incurred for legal services provided by a firm in which the Secretary, until July 1997, of the Company is a partner.

            The Company is a participant in an agreement with W.P. Carey and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1995, 1996 and 1997 were $151,744, $132,207 and $115,002, respectively.

            The Company's ownership interests in certain properties are jointly held with affiliated entities. The Company's interests in jointly held properties range from 20% to 81.46%. The Company's share of its undivided interests in assets and liabilities relating to tenants-in-common interests are accounted for on a proportional basis.


4.      Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $10,872,000 in 1998, $10,873,000 in 1999, $10,879,000 in 2000;
               $10,637,000 in 2001; $10,048,000 in 2002; and aggregate
               approximately $102,610,000 through 2016.

            Contingent rents were approximately $583,000, $586,000 and $995,000 in 1995, 1996 and 1997, respectively.


5.      Net Investment in Direct Financing Leases:
            Net investment in direct financing leases is summarized as follows:

                                                                                     December 31,
                                                                                     ------------
                                                                            1996                      1997
                                                                            ----                      ----
                      Minimum lease payments
                        receivable                                      $60,627,524               $37,699,586
                      Unguaranteed residual value                        23,644,330                16,886,552
                                                                        -----------               -----------
                                                                         84,271,854                54,586,138
                      Less, Unearned income                              60,708,802                37,827,691
                                                                        -----------               -----------
                                                                        $23,563,052               $16,758,447
                                                                        ===========               ===========

            Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,059,000 in each of the years 1998 through 2002 and aggregate approximately $37,700,000 through 2017.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

            The Company is committed under long-term ground leases that have expiration dates ranging from June 2004 to January 2011 for certain properties formerly occupied by Harvest Foods, Inc. Future minimum ground lease rent obligations aggregate approximately $1,592,000.


            Contingent rents were approximately $132,000 in each of the years
               1996 and 1997.  No contingent rents were realized in 1995.


6.      Mortgage Notes Payable:

            Mortgage notes payable, all of which are limited recourse
               obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $106,431,000, before accumulated depreciation. As of December 31, 1997, mortgage notes payable have interest rates varying from 8.75% to 13% per annum and mature between 1999 and 2013.

            Scheduled principal payments, including mortgages subject to acceleration, during each of the next five years following December 31, 1997 and thereafter are as follows:

               Year Ending December 31,
               ------------------------
                  1998                                                    $ 2,787,865
                  1999                                                      9,745,142
                  2000                                                     22,890,041
                  2001                                                      8,161,314
                  2002                                                        995,134
                  Thereafter                                               16,957,075
                                                                          -----------
                     Total                                                $61,536,571
                                                                          ===========


            Interest paid was $8,309,308, $8,208,210 and $6,342,805, in 1995,
               1996 and 1997, respectively.

            The Company's revolving credit agreement matured in 1997.


7.      Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1995, 1996 and 1997, dividends paid per share reported for tax purposes were as follows:


                                                     1995                       1996                1997
                                                     ----                       ----                ----
   Ordinary income                                  $0.47                      $0.49               $ .59
   Capital gains                                     0.06                                            .03
   Return of capital                                 0.30                       0.34                 .11
                                                    -----                      -----               -----
                                                    $0.83                      $0.83               $0.73
                                                    =====                      =====               =====



        A dividend of $.1761 per share for the quarter ended December 31, 1997 was declared and paid in January 1998.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.      Industry Segment Information:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues are as follows:

                                                             1995                   1996                   1997
                                                             ----                   ----                   ----
Per Statements of operations:
    Rental income from operating leases                   $12,105,236          $11,812,148            $11,888,835
    Interest income from direct financing leases            3,843,593            3,362,406              2,407,527
Adjustments:
    Rental income attributable to
        minority interests                                 (2,129,058)          (1,917,313)            (1,927,963)
    Share of interest income from equity
        investment's direct financing lease                 4,330,176            4,342,921              4,387,948
                                                          -----------          -----------            -----------
                                                          $18,149,947          $17,600,162            $16,756,347
                                                          ===========          ===========            ===========


            For the years ended December 31, 1995, 1996 and 1997, the Company earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                  1995       %              1996        %             1997       %
                                                  ----     ----            ----       ----            ----     ----
      Marriott International, Inc. (1)        $ 4,330,176   24%          $ 4,342,921   25%        $ 4,387,948   26%
      Information Resources
        Incorporated (2)                        2,786,293   16             2,916,014   17           2,916,014   17
      Titan Corporation (2)                     2,019,033   11             2,019,033   11           2,065,826   12
      New WAI, L.P./
        Warehouse Associates                    1,442,303    8             1,483,640    8           1,452,530    9
      EnviroWorks, Inc.                           407,505    2             1,387,757    8           1,387,757    8
      Wal-Mart Stores, Inc.                       976,287    6               994,433    6             970,948    6
      Kmart Corporation                           785,314    4               823,301    5             860,465    5
      Childtime Childcare Inc.                    742,458    4               742,458    4             800,205    5
      Neodata Corporation                         555,826    3               574,435    3             587,728    4
      CalComp Technology, Inc.                    440,902    2               381,412    2             443,024    3
      Harvest Foods, Inc. (3)                   1,238,403    7             1,239,206    7             302,044    2
      US West Communications, Inc.                222,600    1               222,600    1             222,600    1
      Kroger Co. (3)                                                                                  164,555    1
      Safeway Stores Incorporated                 393,750    2               167,212    1             141,750    1
      Affiliated Foods Southwest, Inc. (3)                                                             51,953
      Best Buy Co., Inc.                          315,013    2               117,418    1
      Xerox Corporation (2)                       590,069    3
      Empire of America Realty
        Credit Corp.                              904,015    5               188,322    1
      Other                                                                                            1,000
                                              -----------  ----          -----------  ----        -----------  ----
                                              $18,149,947  100%          $17,600,162  100%        $16,756,347  100%
                                              ===========  ====          ===========  ====        ===========  ====



(1) Represents the Company's share of revenue from its 23.7% equity interest in Marcourt Investments Incorporated.

(2)      Net of the minority interest attributable to CPA(R):9.

(3) Net of ground lease expenses of approximately $158,000 for each of the years 1995 through 1997.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued




9.      Equity Investment in Marcourt Investments Incorporated:

            The Company owns an approximate 23.7% interest in Marcourt
               Investments Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized audited financial information of Marcourt is as follows:

       (In thousands)

                                                                  Year Ended December 31,
                                                         ---------------------------------------
                                                         1995              1996             1997
                                                         ----              ----             ----
       Assets                                           $149,910          $149,694         $149,413
       Liabilities                                       108,876           106,002          102,826
       Shareholders' equity                               41,034            43,692           46,587

       Revenues                                           18,300            18,549           18,650
       Interest and other expenses                        11,370            11,097           10,827
       Net income                                          6,930             7,452            7,823

       Dividends paid                                      5,151             4,793            4,929
       Cash provided from operating activities             7,114             7,482            7,839


10.     Property in Stamford, Connecticut:

            In January 1991, the Company and CPA(R):9 formed a limited partnership with a 68.085% general partnership interest and a 31.915% limited partnership interest, respectively, Hope Street Connecticut, which assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"), as lessee. The Xerox lease had an initial term through August 31, 1995 and provided for two five-year renewals at Xerox's option. A limited recourse mortgage loan assumed in connection with the purchase was scheduled to mature on September 1, 1995 with a balloon payment of $6,300,000 due at that time.

            In August 1995, the initial term ended and Xerox vacated the property. The Company was unsuccessful in its efforts to remarket the property and find a new lessee even at a substantially lower annual rental. Based on the then current conditions in the Stamford market, Management concluded that the fair value of the property was less than the outstanding balance of the mortgage loan. The Company attempted to negotiate with the lender and proposed various alternatives. The lender did not agree to any these proposals. Given these circumstances, in 1995, the Company wrote down the property to its estimated fair value of $2,490,000.

            In December 1996, the Boards of Directors of the Corporate General
               Partner of CPA(R):9 and the Company approved a transaction that allowed the Company to transfer the Company's entire general partnership interest in the limited partnership to CPA(R):9 and a wholly-owned subsidiary of CPA(R):9 for nominal consideration. For financial reporting purposes, a gain of $3,423,043


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



               resulting from the transfer of liabilities in excess of assets was deferred pending the disposition of the Stamford property by CPA(R):9. For tax reporting purposes, a capital loss was recognized on the disposition of the general partnership interest in Hope St. in 1996. In September 1997, the lender completed a foreclosure action against Hope Street at which time CPA(R):9's ownership of the property was transferred to the lender in satisfaction of the mortgage debt, and, as a result, the conditions requiring the Company's deferral of the gain were eliminated. Accordingly, the Company has recognized an extraordinary gain in 1997 of $3,423,043.



11.     Gains on Sale of Real Estate and Securities:

            In December 1991, the Company and CIP(TM), purchased three supermarkets leased to Safeway Stores Incorporated ("Safeway") as tenants in-common, each with 50% undivided ownership interests. In 1996, the Company and CIP(TM) sold Safeway properties in Glendale, Arizona and Escondido, California. On January 26, 1996, the Glendale store was sold for $1,950,000. On February 15, 1996, the Escondido property was sold for $3,450,000. A net loss of $11,017 was recognized on the sales at that time. The final installment on the promissory note, was received in January 1997.

            In June 1991, the Company purchased land and an office building occupied by Empire of America Realty Credit Corp. ("Empire") located in Buffalo, New York. In November 1995, the Company declared that Empire was in default under the lease as Empire had previously notified the Company of its intention to vacate the property. The lease required Empire to make an irrevocable purchase offer in the event of a default and, in February 1996, the Company accepted Empire's $8,500,000 purchase offer. In connection with the sale of the property to Empire on March 15, 1996, the Company recognized a gain, net of transaction costs, of $558,665.

            In October 1992, the Company purchased land and a retail store in
               Charlotte, North Carolina, subject to an existing net lease with SportsTown, Inc. The lease was subsequently assumed by Best Buy Co., Inc. On May 16, 1996, the Company sold the property for $3,250,000 and recognized a gain of $504,175 on the sale.

            During 1997, the Company sold three properties formerly leased to
               Harvest Foods, Inc. ("Harvest") and recognized a gain on sales of $105,131 (see Note 12).

            In March 1995, the Company entered into a net lease with EnviroWorks
               Inc. ("EnviroWorks") at which time it received warrants to purchase 577,000 shares of EnviroWork's common stock at $1.50 per share. In connection with consenting to the acquisition of EnviroWork's parent company in December 1997 by Fiskars, Inc., the Company exercised the warrants and simultaneously sold the shares for $539,867 realizing a gain on sale of $285,987. As of December 31, 1997, $253,880 of the sales proceeds remained in escrow, and will be released upon satisfaction of certain conditions under the acquisition agreement. Such amount has not been included in the gain for 1997.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.     Harvest Foods, Inc.:

            In February 1992, the Company and CIP(TM) purchased as
               tenants-in-common, each with undivided 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest as lessee. In connection with the purchase, the Company and CIP(TM) each obtained $6,132,500 of limited recourse mortgage financing from two lenders, a first priority limited recourse mortgage loan of $4,632,500 and a limited recourse mortgage loan of $1,500,000 from an affiliate of Harvest.

            In June 1996, Harvest filed a voluntary bankruptcy petition. In
               March 1997, the Bankruptcy Court approved Harvest's motion to terminate the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CIP(TM) to establish its unsecured claim for lease rejection damages at $10,000,000 and ordered Harvest to pay $150,000 in full satisfaction and settlement of any post-petition obligation for real estate taxes. The Company's share of the settlement payment received is included in other income in the accompanying consolidated financial statements. Harvest subsequently vacated the properties. The Company's share of annual rent under the Harvest lease was the sum of (i) $607,806 and (ii) an amount equal to the Company's share of debt service on the two loans. Based on the Company's expectation at that time that future cash flow from the properties would be reduced, Management concluded that there had been an impairment to the value of the properties. Based on a writedown of the properties to an estimated fair value of $8,250,000, the Company incurred a charge of $1,753,139 in 1996.

            In March 1997, the Company and CIP(TM) entered into net leases with
               The Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas and with Affiliated Foods Southwest, Inc. for three stores in Hope and Little Rock, Arkansas.

            In June 1997, the Company and CIP(TM) entered into a transaction whereby each purchased a 50% participation as a holder of the first priority mortgage loan. For financial reporting purposes, the purchase of the participation has been recorded as a mortgage prepayment. The mortgage loan, which had an outstanding balance of $8,554,894, was satisfied with a payment of $7,700,000 (of which the Company's share was $4,277,448 and $3,850,000, respectively). In connection with such prepayment, the Company recognized an extraordinary gain on the extinguishment of debt of $427,448.

            The Company and CIP(TM) have entered into discussions with the holder of a subordinated mortgage loan of $3,000,000 (of which the Company's share is $1,500,000) in an attempt to reach a settlement for the satisfaction of the loan. The holder of the subordinated mortgage loan is an affiliate of Harvest, and because of provisions in the subordinated mortgage, the Company and CIP(TM) have exercised their right to defer debt service payments. As a result of the termination of the Harvest lease, debt service payments on the subordinated mortgage loan may be deferred until the maturity date of the loan which as a result of Harvest's lease default has been extended to December 2006.

            In September 1997, the Company and CIP(TM) sold three properties at an aggregate price of $2,400,000 (of which the Company's share was $1,200,000). In connection with the sales, the Company recognized a gain of $105,131. The Company and CIP(TM) are currently evaluating various offers for the lease or purchase of the vacated properties and are continuing their remarketing efforts on the former Harvest properties.


                                   Continued

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued



13.  Disclosures About Fair Value of Financial Instruments:

            The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Company estimates that the fair value of mortgage notes payable at December 31, 1996 and 1997 was approximately $70,110,000 and $63,061,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

            In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock or limited partnership units of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded entity, the warrants are judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of warrants for closely held entities. At December 31, 1996 and 1997, the Company had warrants to purchase 81,460 shares of stock of the Titan Corporation ("Titan"), a publicly traded company, at $5.30 per share, with such warrants expiring on July 11, 1998. The quoted prices of Titan's common stock as of December 31, 1996 and 1997, were $3.25 and $6.25, respectively. The Titan warrants have no ready market and are carried on the books at a nominal value.


14.  Accounting Pronouncements:

            In June 1997, the FASB issued Statement of Financial Accounting
               Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 130 is required to be adopted in 1998. The Company is currently evaluating the impact, if any, of SFAS No. 130.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1997


                                              Initial Cost to             Costs
                                                  Company              Capitalized
                                           -----------------------    Subsequent to        Decrease in
         Description         Encumbrances  Land          Buildings    Acquisition(a)   Net Investments(b)
         -----------         ------------  ----          ---------    --------------   ------------------
  Operating Method:
 Office/repair facility
  leased to The US West
  Communications, Inc.                     $   498,557   $ 1,563,299  $    45,465
 Office buildings leased
  to Information
  Resources, Inc.            $22,350,898     4,992,173    26,857,893    3,792,980
 Retail stores leased
  to Kmart Corporation                       2,896,663     4,308,345      821,510
 Land leased to Childtime
  Childcare, Inc.              1,011,353     2,279,146                        957
 Office building leased
  to Titan Corporation        10,349,393     3,906,546    15,883,454       17,948
 Retail stores leased to
  Wal-Mart Stores, Inc.        7,034,363       807,423     6,864,802       87,746
 Supermarket leased
  to Safeway Stores
  Incorporated                                 334,595       943,790       14,621
 Office/manufacturing
  facilities leased to
  CalComp Technology, Inc.     1,663,332       751,453     2,536,047
 Manufacturing/warehouse/
  office facilities leased
  to Neodata Services, Inc.    2,683,032       379,917       497,114    3,159,798
 Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.            5,584,259     1,045,856                 10,135,098
 Supermarket/office
  buildings formerly leased
  to Harvest Foods, Inc.       1,010,000       925,600     4,859,400        1,341        (1,225,704)
 Supermarkets leased
  to Affiliated Foods
  Southwest, Inc.                247,000       226,320     1,188,180          328          (299,699)
                              ----------   -----------   -----------  -----------       -----------
                             $51,933,630   $19,044,249   $65,502,324  $18,077,792       $(1,525,403)
                             ===========   ===========   ===========  ===========       ===========

                                                                                                                  Life on which
                                                                                                                  Depreciation
                                    Gross Amount at which Carried                                                  in Latest
                                      at Close of Period  (c)(d)                                                  Statement of
                              ------------------------------------------  Accumulated                              Operations
         Description          Land            Buildings            Total  Depreciation(d)   Date Acquired         is Computed
         -----------          ----            ---------            -----  ---------------   -------------         -------------
  Operating Method:
 Office/repair facility
  leased to The
  US West
  Communications, Inc.          $  509,550    $ 1,597,771   $  2,107,321  $   291,177       September 18, 1990        40 yrs.
 Office buildings leased
  to Information
  Resources, Inc.                4,992,731     30,650,315     35,643,046    5,329,421       September 28, 1990        40 yrs.
 Retail stores leased
  to Kmart Corporation           2,944,072      5,082,446      8,026,518      823,335       October 19 & 29, 1990     40 yrs.
 Land leased to Childtime
  Childcare, Inc.                2,280,103                     2,280,103                    January 4, 1991           N/A
 Office building leased
  to Titan Corporation           3,910,145     15,897,803     19,807,948    2,566,739       July 9, 1991              40 yrs.
 Retail stores leased to
  Wal-Mart Stores, Inc.            816,658      6,943,313      7,759,971    1,048,713       December 19, 1991         40 yrs.
 Supermarket leased
  to Safeway Stores
  Incorporated                     340,274        952,732      1,293,006      143,899       December 19, 1991         40 yrs.
 Office/manufacturing
  facilities leased to
  CalComp Technology, Inc.         751,453      2,536,047      3,287,500      356,632       May 28, 1992              40 yrs.
 Manufacturing/warehouse/
  office facilities leased
  to Neodata Services, Inc.        379,917      3,656,912      4,036,829      279,768       October 1, 1992           40 yrs.
 Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.              1,045,856     10,135,098     11,180,954      580,656       March 22, 1995            40 yrs.
 Supermarket/office
  buildings formerly leased
  to Harvest Foods, Inc.         1,124,364      3,436,273      4,560,637       62,498       February 21, 1992         40 yrs.
 Supermarkets leased
  to Affiliated Foods
  Southwest, Inc.                  274,920        840,209      1,115,129       15,284       February 21, 1992         40 yrs.
                                -----------   ------------  ------------  -----------
                                $19,370,043   $ 81,728,919  $101,098,962  $11,498,122
                                ===========   ============  ============  ===========


See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION


                             as of December 31, 1997

                                             Initial Cost to            Costs                        Gross Amount at which Carried
                                                 Company             Capitalized      Decrease In    at Close of Period  (c)
                                          ------------------------  Subsequent to         Net        -----------------------------
         Description        Encumbrances  Land           Buildings  Acquisition (a)  Investment (b)             Total
         -----------        ------------  ----           ---------  ---------------  --------------             -----
Direct Financing Method:


 Child daycare centers
  leased to Childtime
  Childcare, Inc.           $ 1,455,361                $ 3,284,644   $     1,379                             $ 3,286,023


 Office/warehouse
  facility leased
  to New WAI L.P./
  Warehouse Associates        7,904,580   $  307,745    10,442,255     1,277,029                              12,027,029


 Supermarket leased
  to Kroger Company.            243,000      251,760     1,321,740                     $(128,105)              1,445,395
                            -----------   ----------   -----------   -----------       ---------             -----------
                            $ 9,602,941   $  559,505   $15,048,639   $ 1,278,408       $(128,105)            $16,758,447
                            ===========   ==========   ===========   ===========       =========             ===========

         Description            Date Acquired
         -----------            -------------
Direct Financing Method:


 Child daycare centers
  leased to Childtime
  Childcare, Inc.               January 4, 1991


 Office/warehouse
  facility leased
  to New WAI L.P./
  Warehouse Associates          March 27, 1991


 Supermarket leased
  to Kroger Company.            February 21, 1992




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

(b)      The decrease in net investment is due to writedowns to fair value.

(c) At December 31, 1997, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $64,156,194.

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                December 31,      December 31,
                                                     1996             1997
                                               --------------    -------------
        Balance at beginning
            of year                            $ 100,100,266     $  95,423,196

        Additions                                    370,043

        Dispositions                              (5,047,113)       (1,062,938)

        Reclassification from investment in
            direct financing lease                                   6,738,704
                                               -------------     -------------
        Balance at close of
            year                               $  95,423,196     $ 101,098,962
                                               =============     =============


                   Reconciliation of Accumulated Depreciation

                                               December 31,     December 31,
                                                  1996             1997
                                              ------------     ------------
        Balance at beginning
            of year                           $  8,686,779     $  9,484,029

        Depreciation expense                     2,007,557        2,023,890

        Dispositions                            (1,210,307)          (9,797)
                                              ------------     ------------

        Balance at close of
            year                              $  9,484,029     $ 11,498,122
                                              ============     ============

PROPERTIES


 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
    OBLIGOR                       TYPE OF PROPERTY                     LOCATION                        INTEREST
--------------                    ----------------                     --------                    -----------------
US WEST                           Office/Repair                        Scottsdale,                 Ownership of land
COMMUNICATIONS,                   Facility                             Arizona                     and building
INC.


INFORMATION                       Office Buildings                     Chicago,                    Ownership of a 66.67%
RESOURCES INC.                                                         Illinois                    interest in a limited
                                                                                                   partnership owning land
                                                                                                   and buildings (1)


KMART                             Retail Stores                        Denton, Texas;              Ownership of land and
CORPORATION                       - 3 locations                        Drayton Plains,             buildings
                                                                       Michigan; and
                                                                       Citrus Heights,
                                                                       California


CHILDTIME                         Child Daycare                        Westland - 2 and            Ownership of a 66.07%
CHILDCARE, INC.                   Centers                              Sterling Heights,           interest in land and
                                   - 12 locations                      Michigan; Chandler          buildings (1)
                                                                       and Tuscon, Arizona;
                                                                       Duncanville, Carrollton
                                                                       and Lewisville, Texas;
                                                                       Chino, Garden Grove,
                                                                       Alhambra and
                                                                       Tustin/Santa Ana,
                                                                       California


NEW WAI, L.P./                    Office/Warehouse                     Lima, Ohio                  Ownership of land and
WAREHOUSE                         Facility                                                         buildings (1)
ASSOCIATES


TITAN CORPORATION                 Office Building                      San Diego,                  Ownership of an 81.46%
                                                                       California                  interest in a Limited
                                                                                                   Partnership owning land
                                                                                                   and building (1)

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                         INTEREST
--------------                    ----------------                     --------                    -----------------
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

Properties                        Retail Stores                        Little Rock - 2,            Ownership of a 50%
formerly leased to                and Office                           Hot Springs,                interest in land
HARVEST FOODS,                    Buildings - 7 locations              Texarakana and              and buildings
INCORPORATED                                                           Jonesboro, Arkansas;        except as noted (1)(2)
                                                                       Ruston, Louisiana;
                                                                       Clarksdale,
                                                                       Mississippi

KROGER CO.                        Retail Stores                        North Little Rock
                                  - 2 locations                        and Conway, Arkansas        Ownership of a 50%
                                                                                                   interest in land
                                                                                                   and buildings
                                                                                                   except as noted (1)(2)

AFFILIATED FOODS                  Retail Stores                        Little Rock - 2, and        Ownership of a 50%
SOUTHWEST, INC.                   - 3 locations                        Hope, Arkansas              interest in land
                                                                                                   and buildings
                                                                                                   except as noted (1)(2)

CALCOMP TECH-                     Office/                              Austin,                     Ownership of a 50%
NOLOGY, INC.                      Manufacturing                        Texas                       interest in land and
                                  Facility                                                         buildings (1)

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
   OBLIGOR                        TYPE OF PROPERTY                     LOCATION                         INTEREST
--------------                    ----------------                     --------                    -----------------
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

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS



                  Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1997, there were 4,475 holders of record of the Shares of the Company.

                  The Company is required to distribute annually its Distributable REIT Taxable Income, as defined in the Prospectus, to maintain its status as a REIT.

                  In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The following shows the frequency and amount of dividends paid since 1994.

                                         Cash Dividends Paid Per Share
                                         -----------------------------
                                         1995         1996        1997
                                         ----         ----        ----
                  First quarter       $.20675       $.20750      $.20750
                  Second quarter       .20700        .20750       .17550
                  Third quarter        .20725        .20750       .17570
                  Fourth quarter       .20750        .20750       .17590
                                      -------       -------      -------
                                      $.82850       $.83000      $.73460
                                      =======       =======      =======


REPORT ON FORM 10-K


                  The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

                                 EXHIBIT INDEX

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
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

 10.5          Assignment and Assumption of Lease Agreement                             Filed as Exhibit 10(E)(4)
               (between BetaWest Properties Inc. and The Mountain                       to Registrant's Post
               States Telephone and Telegraph Company ("Mountain                        Effective Amendment No. 1
               Bell") dated December 16, 1986) from H MA to                             to Form S-11
               Registrant dated September 18, 1990.

 10.6          Agreement of Exchange and Sale ("Texas Agreement")                       Filed as Exhibit 10(F)(1)
               by and among Joanne Talenfeld Rubinoff, both                             to Registrant's Post
               individually and as Trustee of the Murray A.                             Effective Amendment No. 1
               Talenfeld Residuary Trust (collectively "Denton Seller"),                to Form S-11
               Registrant and the E.H. Talenfeld Real Estate
               Company ("Agent") dated September 28, 1990.

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

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
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

 10.9          Assignment of Texas Agreement from Registrant                            Filed as Exhibit 10(F)(4)
               to Denton (TX) QRS 10-2, Inc. ("Denton QRS"), a                          to Registrant's Post
               Texas corporation and wholly-owned subsidiary of                         Effective Amendment No. 1
               Registrant, dated October 19, 1990.                                      to Form S-11

 10.10         Purchase and Sale Agreement between HRE Properties                       Filed as Exhibit 10(G)(1)
               ("HRE") and Registrant regarding properties in                           to Registrant's Post
               Citrus Heights, California (the "K mart California                       Effective Amendment No. 1
               Property) and Drayton Plains, Michigan (the "K mart                      to Form S-11
               Michigan Property").

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

 10.13         Assumption and Assignment Agreement between                              Filed as Exhibit 10(G)(4)
               HRE and Registrant regarding the Lease Agreement                         to Registrant's Post
               between HRE and S.S. Kresge Company (n/k/a K mart                        Effective Amendment No. 1
               Corporation) ("K mart") for property located in                          to Form S-11
               Citrus Heights, California (the "K mart
               California Lease") dated March 16, 1976.

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

 10.16         Assignment of Leases and Rents of the K mart                             Filed as Exhibit 10(G)(7)
               Michigan Property from Registrant to New England.                        to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
    10.17      Guaranty of Performance dated September 27, 1990                         Filed as Exhibit 10(H)(1)
               by Registrant, as Guarantor, to the Mutual                               to Registrant's Post
               Life Insurance Company of New York ("MONY").                             Effective Amendment No. 1
                                                                                        to Form S-11

    10.18      General Warranty Deed from Gerber Children's                             Filed as Exhibit 10(I)(1)
               Centers Inc. ("Gerber") to Registrant and                                to Registrant's Post
               Corporate Property Associates 9, L.P. ("CPA(R):9")                       Effective Amendment No. 2
               for the Chandler, Arizona Gerber property.                               to Form S-11

    10.19      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(2)
               Registrant and CPA(R):9 for the Tucson,                                  to Registrant's Post
               Arizona Gerber property.                                                 Effective Amendment No. 2
                                                                                        to Form S-11

    10.20      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(3)
               Registrant and CPA(R):9 for the Alhambra,                                to Registrant's Post
               California Gerber property.                                              Effective Amendment No. 2
                                                                                        to Form S-11

    10.21      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(4)
               Registrant and CPA(R):9 for the Chino,                                   to Registrant's Post
               California Gerber property.                                              Effective Amendment No. 2
                                                                                        to Form S-11

    10.22      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(5)
               Registrant and CPA(R):9 for the Garden                                   to Registrant's Post
               Grove, California Gerber property.                                       Effective Amendment No. 2
                                                                                        to Form S-11

    10.23      Corporation Grant from Gerber to                                         Filed as Exhibit 10(I)(6)
               Registrant and CPA(R):9 for the Tustin/                                  to Registrant's Post
               Santa Ana, California Gerber property.                                   Effective Amendment No. 2
                                                                                        to Form S-11

    10.24      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(7)
               Registrant and CPA(R):9 for the Sterling                                 to Registrant's Post
               Heights, Michigan Gerber property.                                       Effective Amendment No. 2
                                                                                        to Form S-11

    10.25      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(8)
               Registrant and CPA(R):9 for the Westland                                 to Registrant's Post
               Michigan-I Gerber property.                                              Effective Amendment No. 2
                                                                                        to Form S-11

    10.26      General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(9)
               Registrant and CPA(R):9 for the Westland                                 to Registrant's Post
               Michigan-II Gerber property.                                             Effective Amendment No. 2
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.27         General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(10)
               Registrant and CPA(R):9 for the Carrollton,                              to Registrant's Post
               Texas Gerber property.                                                   Effective Amendment No. 2
                                                                                        to Form S-11

 10.28         General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(11)
               Registrant and CPA(R):9 for the Duncanville,                             to Registrant's Post
               Texas Gerber property.                                                   Effective Amendment No. 2
                                                                                        to Form S-11

 10.29         General Warranty Deed from Gerber to                                     Filed as Exhibit 10(I)(12)
               Registrant and CPA(R):9 for the Lewisville,                              to Registrant's Post
               Texas Gerber property.                                                   Effective Amendment No. 2
                                                                                        to Form S-11

 10.30         Bill of Sale from Gerber to Registrant                                   Filed as Exhibit 10(I)(13)
               and CPA(R):9.                                                            to Registrant's Post
                                                                                        Effective Amendment No. 2
                                                                                        to Form S-11

 10.31         Co-Tenancy Agreement between Registrant                                  Filed as Exhibit 10(I)(14)
               and CPA(R):9 as tenants-in-common on                                     to Registrant's Post
               properties leased to Gerber.                                             Effective Amendment No. 2
                                                                                        to Form S-11

 10.32         Lease Agreement between Registrant and                                   Filed as Exhibit 10(I)(15)
               CPA(R):9, as landlord, and Gerber, as Tenant.                            to Registrant's Post
                                                                                        Effective Amendment No. 2
                                                                                        to Form S-11

 10.33         Real Estate Note from Registrant and CPA(R):9                            Filed as Exhibit 10(I)(16)
               to Pan-American Life Insurance Company                                   to Registrant's Post
               ("Pan American").                                                        Effective Amendment No. 2
                                                                                        to Form S-11

 10.34         Master Mortgage, Deed of Trust, Security                                 Filed as Exhibit 10(I)(17)
               Agreement and Assignment of Leases, Rents and                            to Registrant's Post
               Profits by and among Registrant, CPA(R):9, Theodore                      Effective Amendment No. 2
               Tumminello, Chicago Title Agency of Arizona,                             to Form S-11
               Chicago Title Company and Pan American.

 10.35         Lease Agreement dated July 9, 1991 by                                    Filed as Exhibit 10.1
               and between Torrey Pines Limited                                         to Registrant's Form 8-K
               Partnership, a California limited                                        dated July 25, 1991
               partnership ("Torrey Pines"), as Landlord
               and The Titan Corporation ("Titan"), as Tenant.

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.36         $11,700,000.00 Promissory Note dated July 9, 1991                        Filed as Exhibit 10.2
               from Torrey Pines as Borrower to The Northwestern                        to Registrant's Form 8-K
               Mutual Life Insurance Company ("Northwestern"), as Lender.               dated July 25, 1991

 10.37         Deed of Trust and Security Agreement, dated July 9, 1991                 Filed as Exhibit 10.3
               between Torrey Pines and Northwestern.                                   to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 10.38         Absolute Assignment of Leases and Rents, dated July 9,                   Filed as Exhibit 10.4
               1991 from Torrey Pines as Assignor to Northwestern as                    to Registrant's Form 8-K
               Assignee.                                                                dated July 25, 1991

 10.39         Indemnity Agreement dated July 9, 1991 between Torrey                    Filed as Exhibit 10.5
               Pines, CPA(R):9 and Registrant.                                          to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 10.40         Amended Advisory Agreement dated September 14, 1990.                     Filed as Exhibit 10(B)(2)
                                                                                        to Registrant's Post
                                                                                        Effective Amendment No. 3
                                                                                        to Form S-11

 10.41         Lease between Marcourt Investments                                       Filed as Exhibit 10.1
               Incorporated ("Marcourt") and CTYD                                       to Registrant's Form 8-K
               III Corporation ("CTYD").                                                dated February 24, 1992

 10.42         Series A-2 9.94% Secured Note from Marcourt to the                       Filed as Exhibit 10.2
               registered owner of note (Various Series A-1 9.94% Notes                 to Registrant's Form 8-K
               in an aggregate amount of $38,750,000, substantially in the              dated February 24, 1992
               form of the Series A-1 9.94% Note attached, were issued by
               Marcourt in connection with the Financing).

 10.43         Series A-2 11.18% Secured Note from Marcourt to the                      Filed as Exhibit 10.3
               registered owner of the note (Various notes in an                        to Registrant's Form 8-K
               aggregate amount of $70,250,000, substantially in the                    dated February 24, 1992
               form of the Series A-2 11.18% Note attached, were issued
               by Marcourt in connection with the Financing.

 10.44         Indenture between Marcourt, as borrower, to First Fidelity               Filed as Exhibit 10.4
               Bank, National Association, New Jersey, as trustee ("Trustee").          to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.45         Real Estate Deed of Trust from Marcourt to Albuquerque Title             Filed as Exhibit 10.5
               Company, as trustee for benefit of the Trustee filed in New              to Registrant's Form 8-K
               Mexico, securing Series A-1 9.94% Notes and Series A-2 11.18%            dated February 24, 1992
               notes allocated to Albuquerque, New Mexico Marriott property
               (Deeds of Trust or Mortgages substantially similar to this Deed of Trust were filed in all other jurisdictions in which Marriott
               Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1 9.94% Notes and Series
               A-2 11.18% Notes allocated to the Marriott Properties located in such other jurisdictions).

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.46         Second Real Estate Deed of Trust from Marcourt to Albuquerque            Filed as Exhibit 10.6
               Title Company as trustee for the benefit of the Trustee,                 to Registrant's Form 8-K
               filed in New Mexico, securing all Series A-1 9.94% Notes and             dated February 24, 1992
               Series A-2 11.18% Notes other than those notes allocated to the
               Albuquerque, New Mexico Marriott property (Deeds of trust or mortgages substantially similar to this Second Real Estate Deed of Trust were filed in all other jurisdictions in which the remaining Marriott Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1
               9.94% Notes and Series A-2 11.18% Notes allocated to all
               Marriott Properties not located in the jurisdiction in which such other deeds of trust were filed for recording).

 10.47         Guaranty from the Registrant, Carey Institutional Properties             Filed as Exhibit 10.7
               Incorporated ("CPA(R):11"), Trammell Crow Equity Partners II,            to Registrant's Form 8-K
               Ltd. ("TCEP II") and PA/First Plaza Limited Partnership                  dated February 24, 1992
               ("First Plaza") as guarantors, to the Trustee.

 10.48         Shareholders Agreement between the Registrant, CPA(R):11,                Filed as Exhibit 10.8
               TCEP II and First Plaza.                                                 to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.49         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.10
               located in Ft. Smith, Arkansas.                                          to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.50         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.12
               located in Broken Arrow, Oklahoma.                                       to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.51         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.13
               located in Weatherford, Oklahoma.                                        to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.52         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.14
               located in Center, Texas.                                                to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.53         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.15
               located in Groves, Texas.                                                to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.54         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.16
               located in Silsbee, Texas.                                               to Registrant's Form 8-K
                                                                                        dated February 24, 1992

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.55         Assignment and Assumptions of Lease Agreement for property               Filed as Exhibit 10.17
               located in Vidor, Texas.                                                 to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.56         Lease Amendments for the Ft. Smith, Arkansas and Weatherford,            Filed as Exhibit 10.18
               Oklahoma properties.                                                     to Registrant's Form 8-K
                                                                                        dated February 24, 1992

 10.57         Promissory Note from subsidiaries of the Registrant and                  Filed as Exhibit 10.19
               CPA(R):11 to The New England Mutual Life Insurance Company               to Registrant's Form 8-K
               ("New England").                                                         dated February 24, 1992

 10.58         Mortgage/Deed of Trust from subsidiaries of the Registrant               Filed as Exhibit 10.20
               and CPA(R):11 to New England encumbering the property in                 to Registrant's Form 8-K
               Ft. Smith, Arkansas.                                                     dated February 24, 1992

 10.59         Mortgage/Deed of Trust from subsidiaries of the Registrant               Filed as Exhibit 10.21
               and CPA(R):11 to New England encumbering the property in                 to Registrant's Form 8-K
               Weatherford, Oklahoma.                                                   dated February 24, 1992

 10.60         Mortgage/Deed of Trust from subsidiaries of the Registrant               Filed as Exhibit 10.22
               and CPA(R):11 to New England encumbering the properties in               to Registrant's Form 8-K
               Center, Groves, Silsbee, and Vidor, Texas.                               dated February 24, 1992

 10.61         Lease Agreement between QRS 10-9 (AR),                                   Filed as Exhibit 10.1
               Inc. ("QRS 10-9") and QRS 11-2(AR), Inc.                                 to Registrant's Form 8-K
               ("QRS 11-2") as landlord and Acadia Stores 63,                           dated April 3, 1992
               Inc. ("Tenant") as tenant.

 10.62         Co-Tenancy Agreement between QRS 10-9 and QRS 11-2.                      Filed as Exhibit 10.2
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 10.63         Note of QRS 10-9 and QRS 11-2 to Second Lender.                          Filed as Exhibit 10.7
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 10.64         Mortgage/Deed of Trust from QRS 10-9 and QRS 11-2                        Filed as Exhibit 10.8
               to Second Lender for the following jurisdictions:                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992
                           a.     Arkansas
                           b.     Louisiana
                           c.     Mississippi

 10.65         Purchase and Sale Agreement between Neoserv (CO)                         Filed as Exhibit 10.1
               QRS 10-13, Inc. ("QRS:10") and Neoserv (CO)                              to Registrant's Form 8-K
               QRS 11-8, Inc. ("QRS:11) as purchasers and Homart                        dated October 29, 1992
               Development Co. ("Homart").

 10.66         Co-Tenancy Agreement between QRS:10 and QRS:11.                          Filed as Exhibit 10.5
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 10.67         Lease from QRS:10 and QRS:11 as lessor and Neodata                       Filed as Exhibit 10.6
               Services, Inc. ("Neodata") as lessee.                                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.68         Guaranty Agreement from Neodata Corporation as guarantor                 Filed as Exhibit 10.7
               to QRS:10 and QRS:11.                                                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.69         Promissory Note of QRS:10 and QRS:11 to Neodata.                         Filed as Exhibit 10.8
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.70         Deed of Trust from QRS:10 and QRS:11 for benefit of Neodata.             Filed as Exhibit 10.9
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.71         Construction Contract between QRS:10 and QRS:11 as owners                Filed as Exhibit 10.10
               and Austin Commercial, Inc. ("Austin") as contractor.                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.72         Guaranty from Austin to QRS:10 and QRS:11.                               Filed as Exhibit 10.11
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.73         Construction Agency Agreement between QRS:10 and QRS:11                  Filed as Exhibit 10.12
               as owners and Neodata as agent.                                          to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 10.74         Agreement of Purchase and Sale between Milestone                         Filed as Exhibit 10.1
               Properties, Inc. ("Milestone"), as seller, and                           to Registrant's Form 8-K
               Registrant.                                                              dated April 12, 1993

 21.1          Subsidiaries of Registrant as of March 24, 1997.                         Filed herewith

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

 28.4          Deed from Denton Seller to Denton QRS for the                            Filed as Exhibit 28(B)(5)
               K mart Texas Property dated October 19, 1990.                            to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 28.5          Agreement for Assignment and Assumption                                  Filed as Exhibit 28(B)(6)
               of Real Property Lease from Denton Seller to                             to Registrant's Post
               Denton QRS dated October 19, 1990.                                       Effective Amendment No. 1
                                                                                        to Form S-11

 28.6          The K mart California Lease.                                             Filed as Exhibit 28(C)(1)
                                                                                        to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

 28.7          The K mart Michigan Lease.                                               Filed as Exhibit 28(C)(2)
                                                                                        to Registrant's Post
                                                                                        Effective Amendment No. 1
                                                                                        to Form S-11

 28.8          Agreement of Limited Partnership dated                                   Filed as Exhibit 28(D)(1)
               September 21, 1990 between 564 Randolph                                  to Registrant's Post
               Co. #2 (564 Randolph) and North Clinton                                  Effective Amendment No. 1
               Corporation ("NCC").                                                     to Form S-11

 28.9          Assignment of Partnership Interests dated                                Filed as Exhibit 28(D)(2)
               September 27, 1990 from 564 Randolph and NCC,                            to Registrant's Post
               as Assignors, to CPA(R):9 and QRS 10-1 (ILL), Inc.                       Effective Amendment No. 1
               ("QRS 10-1"), as Assignees.                                              to Form S-11

 28.10         Amended and Restated Agreement of Limited                                Filed as Exhibit 28(D)(3)
               Partnership dated September 27, 1990                                     to Registrant's Post
               between CPA(R):9 and QRS 10-1, joined by                                 Effective Amendment No. 1
               564 Randolph and NCC.                                                    to Form S-11

 28.11         Warranty Deed dated September 27, 1990 from 564                          Filed as Exhibit 28(D)(4)
               Randolph to Randolph/Clinton Limited Partnership                         to Registrant's Post
               ("Randolph/Clinton"), Trustee's Deed dated                               Effective Amendment No. 1
               September 20, 1990 from American National Bank and                       to Form S-11
               Trust Company of Chicago to Randolph/Clinton,
               Trustee's Deed dated September 20, 1990 from LaSalle
               National Trust, N.A., as Successor Trustee to LaSalle
               National Bank, Trustee, to 564 Randolph.

 28.12         Bill of Sale dated September 25, 1990 from 564                           Filed as Exhibit 28(D)(5)
               Randolph to Randolph/Clinton; Bill of Sale dated                         to Registrant's Post
               September 25, 1990 from NCC to Randolph/Clinton; Bill                    Effective Amendment No. 1
               of Sale dated September 25, 1990 from Information                        to Form S-11
               Resources, Inc. ("IRI") to 564 Randolph.

 28.13         $23,500,000 Note Secured by First Real Estate                            Filed as Exhibit 28(D)(6)
               Lien dated September 27, 1990 from Randolph/                             to Registrant's Post
               Clinton, as Maker, to MONY, as Payee.                                    Effective Amendment No. 1
                                                                                        to Form S-11

 28.14         Mortgage and Security Agreement dated                                    Filed as Exhibit 28(D)(7)
               September 27, 1990 from Randolph/Clinton,                                to Registrant's Post
               as Mortgagor, to MONY, as Mortgagee.                                     Effective Amendment No. 1
                                                                                        to Form S-11

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 28.15         Assignment of Lessor's Interest in Leases                                Filed as Exhibit 28(D)(8)
               dated September 27, 1990 from Randolph/                                  to Registrant's Post
               Clinton, as Assignor, to MONY, as Assignee.                              Effective Amendment No. 1
                                                                                        to Form S-11

 28.16         Lease Agreement dated September 27, 1990                                 Filed as Exhibit 28(D)(9)
               between Randolph/Clinton, as Landlord,                                   to Registrant's Post
               and IRI, as Tenant.                                                      Effective Amendment No. 1
                                                                                        to Form S-11

 28.17         Assignment of Subleases and Rents dated                                  Filed as Exhibit 28(D)(10)
               September 27, 1990 from IRI, as Assignor,                                to Registrant's Post
               and Randolph/Clinton, as Assignee.                                       Effective Amendment No. 1
                                                                                        to Form S-11

 28.18         General Warranty Deed dated July 9, 1991 from Titan                      Filed as Exhibit 28.1
               Linkabit Corporation to Torrey Pines.                                    to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 28.19         Bill of Sale dated July 9, 1991 from Titan Linkabit                      Filed as Exhibit 28.2
               Corporation to Torrey Pines.                                             to Registrant's Form 8-K
                                                                                        dated July 25, 1991

 28.20         Guaranty from Harvest Foods, Inc., a Delaware                            Filed as Exhibit 28.1
               corporation ("Harvest"), to QRS 10-9 and QRS 11-2.                       to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.21         Guaranty from Harvest Foods, Inc., an Arkansas                           Filed as Exhibit 28.2
               corporation, to QRS 10-9 and QRS 11-2.                                   to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.22         Deeds from Safeway Inc. and Property Development                         Filed as Exhibit 28.3
               Associates to QRS 10-9 and QRS 11-2 for:                                 to Registrant's Form 8-K
                                                                                        dated April 3, 1992
                           a.     Stores 179 and 258
                           b.     255
                           c.     269
                           d.     4120

 28.23         Deed from Acadia Stores 60, Inc. to QRS 10-9 and                         Filed as Exhibit 28.4
               QRS 11-2 for Corporate and Annex premises.                               to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.24         Deed from Acadia Stores 61, Inc. to QRS 10-9 and                         Filed as Exhibit 28.5
               QRS 11-2 for Store 194.                                                  to Registrant's Form 8-K
                                                                                        dated April 3, 1992

Exhibit                                                                                 Method of
  No.             Description                                                            Filing
-------           -----------                                                           ----------------
 28.25         Deeds from Acadia Stores 62, Inc. ("AS-62") to                           Filed as Exhibit 28.6
               QRS 10-9 and QRS 11-2 for:                                               to Registrant's Form 8-K
                           a.     Store 287                                             dated April 3, 1992
                           b.     Store 289

 28.26         Deed from Harvest to QRS 10-9 and QRS 11-2 for Store 4426.               Filed as Exhibit 28.7
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

 28.27         Deed of Improvements from Harvest to QRS 10-9 and                        Filed as Exhibit 28.8
               QRS 11-2 for:                                                            to Registrant's Form 8-K
                           a.     Store 4281                                            dated April 3, 1992
                           b.     Store 4409

 28.28         Leasehold Deed of Trust from Neodata for benefit of                      Filed as Exhibit 28.1
               General Electric Capital Corporation.                                    to Registrant's Form 8-K
                                                                                        dated October 29, 1992

 28.29         Prospectus of Registrant                                                 Filed as Exhibit 28.38
               dated June 11, 1990.                                                     to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

 28.30         Supplement dated August 14, 1990                                         Filed as Exhibit 28.39
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

 28.31         Supplement dated January 17, 1991                                        Filed as Exhibit 28.40
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

 28.32         Supplement dated March 26, 1991                                          Filed as Exhibit 28.41
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993