Form 10-Q
period 1998-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1998-05-18
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1998


                                       or

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

                                                                 [ ] Yes  [ ] No



                7,206,642 shares of common stock; $.001 Par Value
                           outstanding at May 14, 1998

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED








                                      INDEX


                                                                                Page No.
                                                                                --------

PART I


Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 1997
            and March 31, 1998                                                     2

            Condensed Consolidated Statements of Income for the three
            months ended March 31, 1997 and 1998                                   3

            Condensed Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1998                                   4

            Notes to condensed consolidated financial statements                  5-7


Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                8-9


PART II - Other Information

Item 4. - Submission of Matters to a Vote of Security Holders                     10

Item 6. - Exhibits and Reports on Form 8-K                                        10

Signatures                                                                        11



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          December 31,       March 31,
                                                              1997             1998
                                                             (Note)         (Unaudited)
                                                         -------------    --------------
                                                             (Note)         (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $11,498,122 at December 31, 1997 and
    $12,008,128 at March 31, 1998                        $  89,600,840    $  89,090,834
Net investment in direct financing leases                   16,758,447       16,758,447
Equity investment                                           11,657,088       11,844,526
Cash and cash equivalents                                    2,608,523        2,566,029
Other assets                                                   414,332          705,261
                                                         -------------    -------------
           Total assets                                  $ 121,039,230    $ 120,965,097
                                                         =============    =============

         LIABILITIES:

Mortgage notes payable                                   $  61,536,571    $  61,220,486
Accrued interest payable                                       678,446          723,947
Accounts payable and accrued expenses                          245,126          197,687
Accounts payable to affiliates                               5,523,241        5,669,663
Prepaid rental income                                                            19,497
                                                         -------------    -------------
           Total liabilities                                67,983,384       67,831,280
                                                         -------------    -------------

Minority interest                                            3,870,416        3,803,246
                                                         -------------    -------------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;  40,000,000 shares
  authorized; 7,217,294 shares, issued and outstanding
  at December 31, 1997 and March 31, 1998                        7,217            7,217

Additional paid-in capital                                  62,160,058       62,160,058
Dividends in excess of accumulated
    earnings                                               (12,893,753)     (12,748,612)
                                                         -------------    -------------
                                                            49,273,522       49,418,663
Less common stock in treasury at cost, 10,652 shares
  at December 31, 1997 and March 31, 1998                      (88,092)         (88,092)
                                                         -------------    -------------
           Total shareholders' equity                       49,185,430       49,330,571
                                                         -------------    -------------

           Total liabilities and shareholders' equity    $ 121,039,230    $ 120,965,097
                                                         =============    =============



The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 1997 has been derived from the audited condensed consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                           Three Months Ended
                                                   March 31, 1997      March 31, 1998
                                                   --------------      --------------
Revenues:
  Rental income from operating leases                $ 3,255,359        $ 3,127,967
  Interest income from direct financing leases           749,952            549,477
  Other interest income                                   86,139             29,942
                                                     -----------        -----------
                                                       4,091,450          3,707,386
                                                     -----------        -----------

Expenses:
  Interest on mortgages                                1,710,961          1,538,793
  Depreciation                                           484,078            510,006
  General and administrative                             329,601            262,948
  Property expense                                       405,062            474,286
  Amortization                                            19,203             11,306
                                                     -----------        -----------
                                                       2,948,905          2,797,339
                                                     -----------        -----------


      Income before minority interest and
        income from equity investment                  1,142,545            910,047


Minority interest in income                             (148,726)          (157,731)
                                                     -----------        -----------


      Income before equity investment                    993,819            752,316


Income from equity investment                            591,265            661,916
                                                     -----------        -----------


      Net income                                     $ 1,585,084        $ 1,414,232
                                                     ===========        ===========


Basic income per share (7,206,642 shares
  outstanding):                                      $       .22        $       .20
                                                     ===========        ===========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                1997                1998
                                                                                ----                ----
Cash flows from operating activities:
  Net income                                                                $ 1,585,084         $ 1,414,232
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                             503,281             521,312
      Income from equity investment
        in excess of dividends received                                        (147,731)           (187,438)
      Distributions to minority interest in excess of
        minority interest in income                                             (50,265)            (67,170)
      Straight-line rent adjustments and other noncash
        rent adjustments                                                         66,054               2,841
      Provision for uncollected rents                                                                27,581
      Net change in operating assets and liabilities                           (159,682)           (168,676)
                                                                            -----------         -----------
           Net cash provided by operating activities                          1,796,741           1,542,682
                                                                            -----------         -----------

Cash flows from investing activities:
  Proceeds from repayment of note receivable                                    110,750
                                                                            -----------
           Net cash provided by investing activities                            110,750
                                                                            -----------
Cash flows from financing activities:
  Dividends paid                                                             (1,495,378)         (1,269,091)
  Proceeds from note payable                                                  1,600,000
  Payments of mortgage payable                                               (1,600,000)
  Payments of mortgage principal                                               (297,904)           (316,085)
                                                                            -----------         -----------
           Net cash used in financing activities                             (1,793,282)         (1,585,176)
                                                                            -----------         -----------

           Net increase (decrease) in cash and cash equivalents                 114,209             (42,494)

Cash and cash equivalents, beginning of period                                6,452,554           2,608,523
                                                                            -----------         -----------

      Cash and cash equivalents, end of period                              $ 6,566,763         $ 2,566,029
                                                                            ===========         ===========




Supplemental disclosure of cash flows information:

              Interest paid                                                 $ 1,668,561         $ 1,493,292
                                                                            ===========         ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. For the three months ended March 31, 1997 and 1998, there were no differences between net income and comprehensive income.


Note 2.  Transactions with Related Parties:

For the three-month periods ended March 31, 1997 and 1998, the Company incurred asset management fees of $186,950 and $194,702, respectively, performance fees in like amount and general and administrative expense reimbursements of $162,916 and $125,298, respectively, payable to an affiliate.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three-month periods ended March 31, 1997 and 1998 were $38,166 and $36,795, respectively.



Note 3.  Dividends:

Dividends declared and paid to shareholders during the three months ended March 31, 1998 are summarized as follows:

        Quarter Ended                   Paid                Per Share
      -----------------             --------------        -------------
      December 31, 1997               $1,269,091            $   .1761
                                      ==========            =========




A dividend of $.1763 per share was declared and paid in April 1998 for the quarter ended March 31, 1998.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1997 and 1998 are as follows:

                                                       1997                1998
                                                       ----                ----
Per Statements of Income:
    Rental income from operating leases            $ 3,255,359         $ 3,127,967
    Interest from direct financing leases              749,952             549,477
Adjustments:
    Rental income attributable to
        minority interests                            (479,329)           (485,718)
    Share of interest income from equity
        investment's direct financing lease          1,243,574           1,284,897
                                                   -----------         -----------
                                                   $ 4,769,556         $ 4,476,623
                                                   ===========         ===========




For the three-month periods ended March 31, 1997 and 1998, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                            1997         %                       1998         %
                                                            ----        ----                     ----        ----
Marriott International, Inc. (a)                         $1,243,574      26%                  $1,284,897      29%
Information Resources Incorporated (b)                      729,003      15                      729,003      16
The Titan Corporation (b)                                   504,758      11                      532,834      12
Wal-Mart Stores, Inc.                                       419,432       9                      444,226      10
New WAI, L.P./Warehouse Associates                          362,629       8                      363,403       8
EnviroWorks, Inc.                                           346,939       7                      346,939       8
Childtime Childcare Inc.                                    196,114       4                      201,364       5
Kmart Corporation (c)                                       351,359       7                      151,320       3
Neodata Corporation                                         146,932       3                      146,932       3
CalComp Technology, Inc.                                    110,077       2                      111,249       2
US West Communications, Inc.                                 55,650       1                       55,650       1
The Kroger Co.                                                9,451                               51,701       1
Safeway Stores Incorporated                                  35,438       1                       35,438       1
Affiliated Foods Southwest, Inc.                                                                  21,667       1
Harvest Foods, Inc.                                         258,200       6
                                                         ----------     ---                   ----------     ---
                                                         $4,769,556     100%                  $4,476,623     100%
                                                         ==========     ===                   ==========     ===



(a) Represents the Company's proportionate share of lease revenues from an equity investment.

(b)   Net of Corporate Property Associates 9's minority interest.

(c) 1997 includes percentage of sales rents reported to the Company of $200,039. Percentage of sales rent has not yet been reported for 1998.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                December 31, 1997             March 31, 1998
                                -----------------             --------------
        Assets                      $149,413                     $149,334
        Liabilities                  102,826                      101,911
        Shareholders' equity          46,587                      47,423

                                                        Three Months Ended
                                              March 31, 1997            March 31, 1998
                                              --------------            --------------
        Revenue                                   $5,256                   $5,431
        Interest and other expense                 2,712                    2,589
                                                  ------                   ------
        Net income                                $2,544                   $2,842
                                                  ======                   ======



Note 6.  Affiliated Foods Southwest, Inc.:

In February 1992, the Company and Carey Institutional Properties, Incorporated ("CIP(TM)"), an affiliate, purchased, as tenants-in-common, each with 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. In March 1997, the Bankruptcy Court, pursuant to Harvest's voluntary bankruptcy petition, approved Harvest's motion to terminate the master lease. During 1997, the Company sold three properties, including the office buildings and net leased five supermarkets; two to the Kroger Co. and three to Affiliated Foods Southwest, Inc. ("Affiliated").

On April 13, 1998, the Company and CIP(TM) entered into another net lease with Affiliated for a property in Little Rock, Arkansas previously leased to Harvest. The lease provides for an initial term through January 2009 with three five-year renewal options at an initial annual rent of $257,432 (of which the Company's share will be $128,716) commencing subsequent to a three-month free rent period. During the initial term, stated rent increases are scheduled in February 2004 and 2006.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month period ended March 31, 1998 decreased by $171,000 as compared with net income for the three-month period ended March 31, 1997. The decrease was due to a decrease in lease revenues (rental income and interest income from direct financing leases) and lower interest income. These revenue decreases were partially offset by decreases in interest and general and administrative expenses and an increase in equity income.

      The decrease in lease revenues was due to the March 1997 termination of the Company's lease with Harvest Foods, Inc. and the recognition of $200,000 of percentage of sales rent on the Kmart Corporation leases in the first quarter of 1997. Kmart has not yet reported percentage of sales rents to the Company for 1998, and the Company expects to receive and report such percentage of sales rents during the second quarter. If these Kmart rents approximate the prior year amounts and had already been reported to the Company, net income for the current three-month period would have reflected an increase. The decrease in interest income was due to lower cash balances. Subsequent to the first quarter of 1997, the Company used $3,850,000 to pay off the first priority loan on the Harvest properties. As a result, average cash balances decreased. The payoff of the Harvest loan contributed $119,000 of the $172,000 decrease in interest expense for the comparable periods with the remainder of the decrease primarily due to the payoff of other loans and lower principal balances on the Company's remaining limited recourse mortgage debt. The decrease in general and administrative expenses resulted from lower expense reimbursements to the Advisor. The increase in equity income from the Company's investment in the Courtyard by Marriott real estate investment trust resulted from higher percentage rents in 1998 and lower interest expenses on the limited recourse mortgage loans which are amortizing over 16-3/4 years and are collateralized by the Courtyard by Marriott properties.


FINANCIAL CONDITION:

      There has been no material change in the Company's financial condition since December 31, 1997. The Company's cash balances decreased by $42,000 with cash flow from operations of $1,543,000 used to pay dividends of $1,269,000 and mortgage principal payments of $316,000. This moderate change in cash balances is consistent with the decision of the Board of Directors in April 1997 to establish dividend rates that more closely reflect the Company's operating cash flow.

                  Operating cash flow will benefit from the Company's new lease with Affiliated Foods Southwest, Inc. for a property in Little Rock, Arkansas. When rental payments commence in July 1998, the lease will contribute approximately $129,000 to annual cash flow. The lease will also reduce property expenses because Affiliated has assumed the obligations for paying insurance, real estate taxes and maintenance costs at the leased property. To the extent the Company is able to re-lease the six former Harvest properties that are vacant, cash flow will increase. Accordingly, the Company has the potential for increased cash flow from its existing portfolio. The Company continues its remarketing efforts to lease or sell the former Harvest properties.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued






      As of March 31, 1998, the Company had unpaid asset management and performance fees of $4,754,000. A substantial portion of that amount has been voluntarily deferred by the Advisor. The Independent Directors of the Company have determined that it would be in the best interests of the Company and shareholders to permit the Company to pay the fees to the Advisor in either cash or common stock of the Company. The Independent Directors have approved an amendment to the Company's Advisory Agreement that would permit the Company to pay all or any portion of the asset management and performance fees in common stock and have submitted a proposal to the shareholders to approve such an amendment. The Independent Directors and the Company believe that the use of common stock to pay such fees would (i) reduce the cash required by the Company to pay expenses, thereby strengthening the Company's balance sheet, and (ii) increase equity ownership of the Advisor and align further the interests of the Advisor and the Shareholders of the Company.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                   During the quarter ended March 31, 1998 no matters were submitted to a vote of Security Holders.





Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


                           During the quarter ended March 31, 1998, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






           05/18/98                   By:     /s/ Steven M. Berzin
          ----------                          ----------------------------------
             Date                                 Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           05/18/98                   By:     /s/ Claude Fernandez
          ----------                          ----------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)