Form 10-Q/A
period 1998-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1998-05-27
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           December 31,       March 31,
                                                              1997              1998
                                                          -------------     -------------
                                                              (Note)         (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $11,498,122 at December 31, 1997 and
    $12,008,128 at March 31, 1998                         $  89,600,840     $  89,090,834
Net investment in direct financing leases                    16,758,447        16,758,447
Equity investment                                            11,657,088        11,844,526
Cash and cash equivalents                                     2,608,523         2,566,029
Other assets                                                    414,332           929,973
                                                          -------------     -------------
           Total assets                                   $ 121,039,230     $ 121,189,809
                                                          =============     =============
         LIABILITIES:

Mortgage notes payable                                    $  61,536,571     $  61,220,486
Accrued interest payable                                        678,446           723,947
Accounts payable and accrued expenses                           245,126           197,687
Accounts payable to affiliates                                5,523,241         5,669,663
Prepaid rental income                                                              19,497
                                                          -------------     -------------
           Total liabilities                                 67,983,384        67,831,280
                                                          -------------     -------------
Minority interest                                             3,870,416         3,803,246
                                                          -------------     -------------
         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;  40,000,000 shares
  authorized; 7,217,294 shares, issued and outstanding
  at December 31, 1997 and March 31, 1998                         7,217             7,217

Additional paid-in capital                                   62,160,058        62,160,058
Dividends in excess of accumulated
    earnings                                                (12,893,753)      (12,523,900)
                                                          -------------     -------------
                                                             49,273,522        49,643,375
Less common stock in treasury at cost, 10,652 shares
  at December 31, 1997 and March 31, 1998                       (88,092)          (88,092)
                                                          -------------     -------------
           Total shareholders' equity                        49,185,430        49,555,283
                                                          -------------     -------------
           Total liabilities and shareholders' equity     $ 121,039,230     $ 121,189,809
                                                          =============     =============

The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 1997 has been derived from the audited condensed consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended
                                                  March 31, 1997   March 31, 1998
                                                    -----------     -----------
Revenues:
  Rental income from operating leases               $ 3,255,359     $ 3,352,679
  Interest income from direct financing leases          749,952         549,477
  Other interest income                                  86,139          29,942
                                                    -----------     -----------
                                                      4,091,450       3,932,098
                                                    -----------     -----------
Expenses:
  Interest on mortgages                               1,710,961       1,538,793
  Depreciation                                          484,078         510,006
  General and administrative                            329,601         262,948
  Property expense                                      405,062         474,286
  Amortization                                           19,203          11,306
                                                    -----------     -----------
                                                      2,948,905       2,797,339
                                                    -----------     -----------
      Income before minority interest and
        income from equity investment                 1,142,545       1,134,759

Minority interest in income                            (148,726)       (157,731)
                                                    -----------     -----------
      Income before equity investment                   993,819         977,028

Income from equity investment                           591,265         661,916
                                                    -----------     -----------
      Net income                                    $ 1,585,084     $ 1,638,944
                                                    ===========     ===========
Basic income per share (7,206,642 shares
  outstanding):                                     $       .22     $       .22
                                                    ===========     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                       1997            1998
                                                                   -----------     -----------
Cash flows from operating activities:
  Net income                                                       $ 1,585,084     $ 1,638,944
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                    503,281         521,312
      Income from equity investment
        in excess of dividends received                               (147,731)       (187,438)
      Distributions to minority interest in excess of
        minority interest in income                                    (50,265)        (67,170)
      Straight-line rent adjustments and other noncash
        rent adjustments                                                66,054           2,841
      Provision for uncollected rents                                                   27,581
      Net change in operating assets and liabilities                  (159,682)       (393,388)
                                                                   -----------     -----------
           Net cash provided by operating activities                 1,796,741       1,542,682
                                                                   -----------     -----------
Cash flows from investing activities:
  Proceeds from repayment of note receivable                           110,750
                                                                   -----------
           Net cash provided by investing activities                   110,750
                                                                   -----------
Cash flows from financing activities:
  Dividends paid                                                    (1,495,378)     (1,269,091)
  Proceeds from note payable                                         1,600,000
  Payments of mortgage payable                                      (1,600,000)
  Payments of mortgage principal                                      (297,904)       (316,085)
                                                                   -----------     -----------
           Net cash used in financing activities                    (1,793,282)     (1,585,176)
                                                                   -----------     -----------
           Net increase (decrease) in cash and cash equivalents        114,209         (42,494)

Cash and cash equivalents, beginning of period                       6,452,554       2,608,523
                                                                   -----------     -----------
      Cash and cash equivalents, end of period                     $ 6,566,763     $ 2,566,029
                                                                   ===========     ===========
Supplemental disclosure of cash flows information:

              Interest paid                                        $ 1,668,561     $ 1,493,292
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



Note 3. Dividends:

Dividends declared and paid to shareholders during the three months ended March 31, 1998 are summarized as follows:

            Quarter Ended                    Paid                     Per Share
            -------------                    ----                     ---------
          December 31, 1997               $ 1,269,091                $     .1761
                                          ===========                ===========

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4. Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1997 and 1998 are as follows:

                                                       1997             1998
                                                    -----------     -----------
Per Statements of Income:
    Rental income from operating leases             $ 3,255,359     $ 3,352,679
    Interest from direct financing leases               749,952         549,477
Adjustments:
    Rental income attributable to
        minority interests                             (479,329)       (485,718)
    Share of interest income from equity
        investment's direct financing lease           1,243,574       1,284,897
                                                    -----------     -----------
                                                    $ 4,769,556     $ 4,701,335
                                                    ===========     ===========

For the three-month periods ended March 31, 1997 and 1998, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                             1997            %             1998            %
                                          ----------     ----------     ----------     ----------
Marriott International, Inc. (a)          $1,243,574             26%    $1,284,897             27%
Information Resources Incorporated (b)       729,003             15        729,003             16
The Titan Corporation (b)                    504,758             11        532,834             11
Wal-Mart Stores, Inc.                        419,432              9        444,226              9
Kmart Corporation                            351,359              7        376,032              8
New WAI, L.P./Warehouse Associates           362,629              8        363,403              8
EnviroWorks, Inc.                            346,939              7        346,939              8
Childtime Childcare Inc.                     196,114              4        201,364              4
Neodata Corporation                          146,932              3        146,932              3
CalComp Technology, Inc.                     110,077              2        111,249              2
US West Communications, Inc.                  55,650              1         55,650              1
The Kroger Co.                                 9,451                        51,701              1
Safeway Stores Incorporated                   35,438              1         35,438              1
Affiliated Foods Southwest, Inc.                                            21,667              1
Harvest Foods, Inc.                          258,200              6
                                          ----------     ----------     ----------     ----------
                                          $4,769,556            100%    $4,701,335            100%
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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                 December 31, 1997   March 31, 1998
                                                 -----------------   --------------
        Assets                                       $149,413           $149,334
        Liabilities                                   102,826            101,911
        Shareholders' equity                           46,587             47,423

                                                         Three Months Ended
                                                  March 31, 1997     March 31, 1998
                                                  --------------     --------------
        Revenue                                      $  5,256           $  5,431
        Interest and other expense                      2,712              2,589
                                                     --------           --------
        Net income                                   $  2,544           $  2,842
                                                     ========           ========

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


RESULTS OF OPERATIONS:

      Net income for the three-month period ended March 31, 1998 increased by $54,000 as compared with net income for the three-month period ended March 31, 1997. The increase was due to decreases in interest and general and administrative expenses and an increase in equity income, and was partially offset by a decrease in lease revenues (rental income and interest income from direct financing leases) and lower interest income.

      The payoff of the Harvest loan contributed $119,000 of the $172,000 decrease in interest expense for the comparable periods with the remainder of the decrease primarily due to the payoff of other loans and lower principal balances on the Company's remaining limited recourse mortgage debt. The decrease in general and administrative expenses resulted from lower expense reimbursements to the Advisor. The increase in equity income from the Company's investment in the Courtyard by Marriott real estate investment trust resulted from higher percentage rents in 1998 and lower interest expenses on the limited recourse mortgage loans which are amortizing over 16-3/4 years and are collateralized by the Courtyard by Marriott properties. The decrease in lease revenues was due to the March 1997 termination of the Company's lease with Harvest Foods, Inc. Six Harvest properties have subsequently been re-leased to two tenants. The decrease in interest income was due to lower cash balances. Subsequent to the first quarter of 1997, the Company used $3,850,000 to pay off the first priority loan on the Harvest properties. As a result, average cash balances decreased.


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

                                   CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






           05/22/98                By: /s/ Steven M. Berzin
           --------                   --------------------------------------
              Date                         Steven M. Berzin
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)