Form 10-Q
period 1998-06-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1998-08-10
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 30, 1998

                                       or

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


                                                             /X/  Yes    / / No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                              / / Yes    / / No


                7,621,656 shares of common stock; $.001 Par Value
                         outstanding at August 10, 1998

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                      INDEX

                                                                                                 Page No.
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1997
               and June 30, 1998                                                                       2

               Condensed Consolidated Statements of Income for the three and
               six months ended June 30, 1997 and 1998                                                 3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 1997 and 1998                               4

               Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1997 and 1998                                                     5

               Notes to Condensed Consolidated Financial Statements                                   6-8


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-10


 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                        11

 Item 6. - Exhibits and Reports on Form 8-K                                                           11

 Signatures                                                                                           12


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,                 June 30,
                                                                         1997                       1998
                                                                     ------------               ------------
                                                                         (Note)                 (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $11,498,122 at December 31, 1997 and
    $12,519,734 at June 30, 1998                                     $ 89,600,840               $ 88,579,228
Net investment in direct financing leases                              16,758,447                 16,758,447
Equity investment                                                      11,657,088                 12,001,021
Cash and cash equivalents                                               2,608,523                  2,544,736
Other assets                                                              414,332                    914,310
                                                                     ------------               ------------
           Total assets                                              $121,039,230               $120,797,742
                                                                     ============               ============

         LIABILITIES:

Mortgage notes payable                                               $ 61,536,571               $ 60,909,766
Accrued interest payable                                                  678,446                    786,706
Accounts payable and accrued expenses                                     245,126                    225,912
Accounts payable to affiliates                                          5,523,241                  1,537,792
Prepaid rental income                                                                                 70,308
                                                                     ------------               ------------
           Total liabilities                                           67,983,384                 63,530,484
                                                                     ------------               ------------

Minority interest                                                       3,870,416                  3,756,620
                                                                     ------------               ------------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; 40,000,000 shares authorized;
  7,217,294 and 7,633,558 shares, issued and outstanding at
  December 31, 1997 and June 30, 1998                                       7,217                      7,634

Additional paid-in capital                                             62,160,058                 66,530,408
Unrealized appreciation, marketable securities                                                       189,624
Dividends in excess of accumulated
    earnings                                                          (12,893,753)               (13,119,248)
                                                                     ------------               ------------
                                                                       49,273,522                 53,608,418
Less, common stock in treasury, at cost, 10,652
  and 11,902 shares at December 31, 1997
  and June 30, 1998                                                       (88,092)                   (97,780)
                                                                     ------------               ------------
           Total shareholders' equity                                  49,185,430                 53,510,638
                                                                     ------------               ------------

           Total liabilities and shareholders' equity                $121,039,230               $120,797,742
                                                                     ============               ============

The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                                        CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                        CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                  Three Months Ended                             Six Months Ended
                                          June 30, 1997        June 30, 1998             June 30, 1997        June 30, 1998
                                          -------------        -------------             -------------        -------------
Revenues:
  Rental income                               $2,838,170           $2,895,837                 $6,092,529           $6,248,516
  Interest from direct
    financing leases                             558,539              549,291                  1,308,491            1,098,768
  Other interest income                           81,234               31,975                    168,373               61,917
  Other income                                   112,313                                         112,313
                                              ----------           ----------                 ----------           ----------
                                               3,590,256            3,477,103                  7,681,706            7,409,201
                                              ----------           ----------                 ----------           ----------

Expenses:
  Interest                                     1,590,245            1,537,397                  3,301,206            3,076,190
  Depreciation                                   515,343              511,606                    999,421            1,021,612
  General and administrative                     285,389              369,649                    614,990              632,597
  Property expenses                              544,690              611,594                    949,752            1,085,880
  Amortization                                    23,700               11,308                     42,903               22,614
                                              ----------           ----------                 ----------           ----------
                                               2,959,367            3,041,554                  5,908,272            5,838,893
                                              ----------           ----------                 ----------           ----------

      Income before minority
        interest, income from
        equity investments and
        extraordinary item                       630,889              435,549                  1,773,434            1,570,308

Minority interest in income                     (148,554)            (158,753)                  (297,280)            (316,484)
                                              ----------           ----------                 ----------           ----------

      Income before income from
        equity investments and
        extraordinary item                       482,335              276,796                  1,476,154            1,253,824

Income from equity investment                    391,905              398,388                    983,170            1,060,304
                                              ----------           ----------                 ----------           ----------

      Income before
        extraordinary item                       874,240              675,184                  2,459,324            2,314,128

Extraordinary gain on
  extinguishment of debt                         427,447                                         427,447
                                              ----------           ----------                 ----------           ----------


      Net income                              $1,301,687           $  675,184                 $2,886,771           $2,314,128
                                              ==========           ==========                 ==========           ==========


Basic earnings per common share:
    Income before extraordinary
        item                                    $.12                $.09                       $.34                $.32
    Extraordinary item                           .06                                            .06
                                                ----                ----                       ----                ----
                                                $.18                $.09                       $.40                $.32
                                                ====                ====                       ====                ====


Weighted average shares outstanding
  - basic and diluted                          7,206,642            7,302,497                  7,206,642            7,254,833
                                               =========            =========                  =========            =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                            - 3 -

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                    Three Months Ended                             Six Months Ended
                                          June 30, 1997        June 30, 1998             June 30, 1997        June 30, 1998
                                          -------------        -------------             -------------        -------------
Net income                                    $1,301,687           $  675,184                 $2,886,771           $2,314,128


Other comprehensive income:
  Change in unrealized gains on
    securities during the period                                      189,624                                         189,624
                                              ----------           ----------                 ----------           ----------


  Comprehensive income                        $1,301,687           $  864,808                 $2,886,771           $2,503,752
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

                                     CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                               Six months Ended
                                                                                                   June 30,
                                                                                   ----------------------------------------
                                                                                    1997                               1998
Cash flows from operating activities:
  Net income                                                                       $ 2,886,771                  $ 2,314,128
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,042,324                    1,044,226
      Income from equity investment
        in excess of dividends received                                               (313,267)                    (343,933)
      Distributions to minority interest in excess of
        minority interest in income                                                   (100,245)                    (113,796)
      Straight-line rent adjustments and other
        noncash rent adjustments                                                        68,894                        5,683
      Extraordinary gain on extinguishment of debt                                    (427,447)
      Provision for uncollected rents                                                                                55,105
      Net change in operating assets and liabilities                                   418,642                      436,026
                                                                                   -----------                  -----------
           Net cash provided by operating activities                                 3,575,672                    3,397,439
                                                                                   -----------                  -----------

Cash flows from investing activities:
  Proceeds from repayment of note receivable                                           110,750
  Purchase of marketable securities                                                                                (285,110)
                                                                                   -----------                  -----------
           Net cash provided by (used in) investing activities                         110,750                     (285,110)
                                                                                   -----------                  -----------

Cash flows from financing activities:
  Dividends paid                                                                    (2,760,143)                  (2,539,623)
  Proceeds from note payable                                                         1,600,000
  Purchase of treasury stock                                                                                         (9,688)
  Prepayment of mortgages payable                                                   (5,450,000)
  Payments of mortgage principal                                                      (573,180)                    (626,805)
                                                                                   -----------                  -----------
           Net cash used in financing activities                                    (7,183,323)                  (3,176,116)
                                                                                   -----------                  -----------

           Net decrease in cash and cash equivalents                                (3,496,901)                     (63,787)

Cash and cash equivalents, beginning of period                                       6,452,554                    2,608,523
                                                                                   -----------                  -----------

      Cash and cash equivalents, end of period                                     $ 2,955,653                  $ 2,544,736
                                                                                   ===========                  ===========


Supplemental disclosure of cash flows information:

              Interest paid                                                        $ 3,241,580                  $ 2,967,930
                                                                                   ===========                  ===========

Noncash operating and financing activities:

         In June 1998, the Company issued 416,264 shares of common stock to the Advisor in settlement of $4,370,767 of performance fees that had been voluntarily deferred by the Advisor.


The accompanying notes are an integral part of the condensed consolidated financial statements.


                                                           - 5 -

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

Note 2.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1997, the Company incurred asset management fees of $206,949 and $393,899, respectively, performance fees in like amount and general and administrative expense reimbursements of $136,397 and $299,313, respectively, payable to an affiliate. For the three-month and six-month periods ended June 30, 1998, the Company incurred asset management fees of $208,823 and $403,525, respectively, performance fees in like amount and general and administrative expense reimbursements of $139,290 and $264,588, respectively, payable to an affiliate.

On June 10, 1998, the Company's shareholders approved a proposal to allow the Company, subject to the consent of the Advisor, to pay fees to the Advisor in Company stock rather than cash. In connection with such approval, the Company issued 416,264 shares of common stock to the Advisor in settlement of accrued performance fees of $4,370,767 which collection had previously been voluntarily deferred by the Advisor. The stock is subject to certain restrictions and will vest ratably over a five year period. In issuing the shares, the Company used a share value of $10.50. This per share value was based on an independent valuation of the Company's real estate assets at December 31, 1997. The Advisor currently owns approximately 5.7% of the Company's outstanding shares of common stock as of August 10, 1998.

Pursuant to the Advisory Agreement, asset management and performance fees, respectively, are equal to 1/2 of 1% of Average Invested Assets, as defined. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of common stock at $10 per share). Beginning with the period subsequent to September 30, 1997, the cumulative dividend return criterion of 8% was not achieved, and performance fees aggregating $588,926 are not currently payable until such time as this criterion is achieved. This accrued performance fee is included in accounts payable to affiliates in the accompanying condensed consolidated financial statements.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six-month periods ended June 30, 1997 and 1998 were $55,543 and $76,195, respectively.

Note 3.  Dividends:

Dividends declared and paid to shareholders during the six months ended June 30, 1998 are summarized as follows:

            Quarter Ended                          Paid                     Per Share
            -------------                          ----                     ---------

          December 31, 1997                        $1,269,091                 $0.17610
                                                   ==========                 ========

          March 31, 1998                           $1,270,532                 $0.17630
                                                   ==========                 ========


A dividend of $.1765 per share was declared and paid in July 1998 for the quarter ended June 30, 1998.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)



Note 4.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 1997 and 1998 are as follows:

                                                            1997                   1998
                                                            ----                   ----
Per Statements of Income:
    Rental income from operating leases                  $6,092,529             $6,248,516
    Interest from direct financing leases                 1,308,491              1,098,768
Adjustments:
    Rental income attributable to
        minority interests                                 (958,656)              (971,436)
    Share of interest income from equity
        investment's direct financing lease               2,293,886              2,341,490
                                                         ----------             ----------
                                                         $8,736,250             $8,717,338
                                                         ==========             ==========

For the six-month periods ended June 30, 1997 and 1998, the Company earned its proportionate net lease revenues from its investments from the following lease obligors:

                                                          1997           %                    1998            %
                                                          ----          ----                  ----           --
Marriott International, Inc. (a)                         $2,293,886      26%                  $2,341,490      27%
Information Resources Incorporated (b)                    1,458,007      17                    1,458,007      17
The Titan Corporation (b)                                 1,009,517      12                    1,065,668      12
New WAI, L.P./Warehouse Associates                          725,643       8                      726,620       8
EnviroWorks, Inc.                                           693,878       8                      708,511       8
Wal-Mart Stores, Inc.                                       591,505       7                      633,946       7
Kmart Corporation                                           504,023       6                      537,303       6
Childtime Childcare Inc.                                    397,477       5                      402,727       5
Neodata Corporation                                         293,864       3                      293,864       3
CalComp Technology, Inc.                                    220,839       2                      219,917       3
Other                                                       260,645       3                      329,285       4
Harvest Foods, Inc.                                         286,966       3
                                                         ----------     ---                   ----------     ---
                                                         $8,736,250     100%                  $8,717,338     100%
                                                         ==========     ====                  ==========     ====

(a) Represents the Company's proportionate share of lease revenues from an equity investment.
(b) Net of Corporate Property Associates 9's ("CPA(R):9") minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 5.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                           December 31, 1997                  June 30, 1998
                                                           -----------------                  -------------
        Assets                                                      $149,413                        $149,242
        Liabilities                                                  102,826                         101,111
        Shareholders' equity                                          46,587                          48,131

                                                                         Six months Ended
                                                           June 30, 1997                  June 30, 1998
                                                           -------------                  -------------

        Revenue                                                     $  9,696                        $  9,892
        Interest and other expense                                    (5,391)                         (5,244)
        Other expenses                                                   (64)                            (76)
                                                                    --------                        --------
        Net income                                                  $  4,241                        $  4,572
                                                                    ========                        ========

Note 6.  Purchase of Securities:

In connection with purchasing a property in San Diego, California and entering into a net lease with The Titan Corporation ("Titan") in July 1991, the Company and CPA(R):9, the co-owner of the Titan property, were granted warrants to purchase 81,460 and 18,540 shares of common stock of Titan, respectively, at an exercise price of $3.50 per share. The warrants were exercisable until July 11, 1998. On April 29, 1998, the Company exercised its warrants and purchased 81,460 Titan shares for $285,110. As of June 30, 1998, based on the quoted market value of Titan common stock of 5 15/16 per share, the fair value of the Company's holding in Titan common stock was $483,669. Titan common stock is publicly traded on the New York Stock Exchange.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.



RESULTS OF OPERATIONS:

         Net income for the three-month and six-month periods ended June 30, 1998 decreased by $627,000 and $573,000, respectively, as compared with the three-month and six-month periods ended June 30, 1997. Results for the prior year's three-month and six-month periods reflect the benefit of a $427,000 extraordinary gain on extinguishment of a nonrecourse mortgage loan and $112,000 of nonrecurring income. As adjusted for nonrecurring items, income for the three-month and six-month periods would have reflected decreases of $88,000 and $34,000, respectively.

         The decreases in income, as adjusted for the nonrecurring items, for the three-month and six-month periods was due to a decrease in other interest income and an increase in property expenses. This was partially offset by a decrease in interest expense and an increase in equity income. Lease revenues (rental income and interest income on direct financing leases) were stable. The decrease in interest income was due to lower average cash balances in 1998, as $3,850,000 of cash was used in 1997 to payoff a mortgage loan at a substantial discount. The increase in property expenses was due to a moderate increase in asset management and performance fees due to the higher fair value of the Company's real estate assets as determined pursuant to an independent valuation, carrying costs for unleased properties and an increase in the Company's provision for uncollected rents, a noncash charge. The decrease in interest expense was due to the payoff of mortgage loans in 1997 on the Harvest Foods, Inc. properties and a property leased to Kmart Corporation as well as the continuing principal amortization of the Company's nonrecourse mortgage loans. The increase in equity income was due to increased percentage rents on the Courtyard by Marriott properties and the decrease in interest expense on the related mortgage loans on the Courtyard properties.

         Lease revenues decreased solely as a result of the March 1997 termination of the Harvest leases. The decreases resulting from the Harvest termination were almost entirely offset by rent increases on the Company's leases with The Titan Corporation and EnviroWorks, Inc. in August 1997 and April 1998, respectively, increased percentage rents on the Company's leases for retail stores with Wal-Mart Stores, Inc. and Kmart Corporation and the execution of leases with Affiliated Foods Southwest, Inc. and the Kroger Co. for certain of former Harvest Foods properties. The Company continues to re-market six vacant properties formerly leased to Harvest. As these properties are leased, lease revenues will increase and some or all of the carrying costs for the properties will be absorbed by the lessees.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



FINANCIAL CONDITION:

         There has been no material change in the Company's financial condition since December 31, 1997. Cash flow from operations of $3,397,000 was sufficient to fund dividends to shareholders of $2,540,000 and scheduled mortgage principal payments of $627,000.

         In June 1998, the shareholders of the Company approved a proposal to amend the Company's Advisory Agreement to allow the Company, with the consent of the Advisor, to pay its asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, the Company was able to convert liabilities for unpaid performance fees of $4,371,000 to equity. By paying all or a portion of such fees through the issuance of stock rather than the payment of cash, the Company's liquidity has been enhanced. The current issuance of shares and any future issuance of shares to pay fees will reduce the cash required by the Company to pay expenses, strengthen the Company's balance sheet through the replacement of debt with equity and increase the equity ownership of the Advisor which will further align the interests of the Advisor and the shareholders of the Company. The per share value of stock issued to the Advisor was determined pursuant to an independent valuation of the Company's real estate assets as of December 31, 1997. With such issuance, the Advisor's ownership in the Company has increased to more than 5%.

         The Company used $285,000 to exercise warrants for 81,460 shares of common stock of The Titan Corporation. Such warrants had been granted in connection with structuring a net lease with Titan in 1991. As of June 30, 1998, the fair value of the Titan common stock, based on its quoted per share value, was $484,000.

         The Company's mortgage loan collateralized by properties leased to Wal-Mart Stores, Inc. matures in January 1999 at which time a balloon payment of $6,910,000 is scheduled. The Company will seek refinancing on the property and expects to benefit from the current interest rate environment. The Wal-Mart mortgage loan bears an annual interest of 9.42%. The loan has not been prepaid as the Company would incur a prepayment charge.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products, geographic area and major customers. The statement is effective for financial periods beginning after December 15, 1997, however, SFAS No. 131 does not need to be applied to interim financial statements in 1998. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact, if any, of SFAS No. 131 and SFAS No. 133.

         The Company's Advisor has responsibility for maintaining the Company's books and records. An affiliate of the Advisor services the computer systems used for maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on the Company's operations, however, such assessment has not been completed. The Company relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that may affect the Company.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                     PART II



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                   An annual Shareholders meeting was held on June 10, 1998, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                               Total               Shares            Shares            Shares
           Name Of Director                Shares Voting         Voting Yes        Voting No         Abstaining
           ----------------                -------------         ----------        ---------         ----------

           William P. Carey                      3,693,325             3,620,659         21,542            51,124
           Ralph G. Coburn                       3,693,325             3,606,049         36,152            51,124
           George E. Stoddard                    3,693,325             3,602,099         40,102            51,124
           Warren G. Wintrub                     3,693,325             3,631,846         10,355            51,124
           William Ruder                         3,693,325             3,630,096         12,105            51,124

                   An amendment to the Company's Advisory Agreement was approved which allows the Company, with the consent of the Advisor, to pay fees to its Advisor through issuance of common stock.

                                               Total               Shares            Shares            Shares
                                           Shares Voting         Voting Yes        Voting No         Abstaining
                                           -------------         ----------        ---------         ----------
                                             3,693,325            3,142,426         333,506            217,393

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


                    During the quarter ended June 30, 1998, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



           08/10/98                     By: /s/ Steven M. Berzin
           --------                         -----------------------------------
              Date                              Steven M. Berzin
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



           08/10/98                     By: /s/ Claude Fernandez
           --------                         -----------------------------------
              Date                              Claude Fernandez
                                                Executive Vice President and
                                                Chief Administrative Officer
                                                (Principal Accounting Officer)