Form 10-Q
period 1998-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1998-11-10
CIK 778214

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1998
                               -----------------------

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

                                                                  / / Yes / / No


                7,621,638 shares of common stock; $.001 Par Value
                        outstanding at November 9, 1998

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX



                                                                                                  Page No.
                                                                                                  --------
 PART I

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1997
               and September 30, 1998                                                                  2

               Condensed Consolidated Statements of Income for the three and
               nine months ended September 30, 1997 and 1998                                           3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and nine months ended September 30, 1997 and 1998                         4

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1997 and 1998                                                5

               Notes to Condensed Consolidated Financial Statements                                  6-8


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                  9-11


 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                        12

 Item 6. - Exhibits and Reports on Form 8-K                                                           12

 Signatures                                                                                           13


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,          September 30,
                                                                                     1997                  1998
                                                                                 -------------        -------------
                                                                                    (Note)              (Unaudited)
         ASSETS:

Land and buildings ,
    net of accumulated depreciation of
    $11,498,122 at December 31, 1997 and
    $13,030,541 at September 30, 1998                                            $  89,600,840        $  88,068,421
Net investment in direct financing leases                                           16,758,447           16,758,447
Equity investment                                                                   11,657,088           12,195,941
Cash and cash equivalents                                                            2,608,523            2,322,709
Other assets                                                                           414,332              809,167
                                                                                 -------------        -------------
           Total assets                                                          $ 121,039,230        $ 120,154,685
                                                                                 =============        =============

         LIABILITIES:

Limited recourse mortgage notes payable                                          $  61,536,571        $  60,582,850
Accrued interest payable                                                               678,446              813,846
Accounts payable and accrued expenses                                                  245,126              281,316
Accounts payable to affiliates                                                       5,523,241            1,752,458
Prepaid rental income                                                                                        22,497
Dividends payable                                                                                         1,346,743
                                                                                 -------------        -------------
           Total liabilities                                                        67,983,384           64,799,710
                                                                                 -------------        -------------

Minority interest                                                                    3,870,416            3,710,980
                                                                                 -------------        -------------

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; 40,000,000 shares authorized; 7,217,294 and
  7,633,558 shares, issued and outstanding at
  December 31, 1997 and September 30, 1998                                               7,217                7,634
Additional paid-in capital                                                          62,160,058           66,530,408
Unrealized appreciation, marketable securities                                                              136,140
Dividends in excess of accumulated
    earnings                                                                       (12,893,753)         (14,932,407)
                                                                                 -------------        -------------
                                                                                    49,273,522           51,741,775
Less, common stock in treasury, at cost, 10,652
  and 11,920 shares at December 31, 1997
  and September 30, 1998                                                               (88,092)             (97,780)
                                                                                 -------------        -------------
           Total shareholders' equity                                               49,185,430           51,643,995
                                                                                 -------------        -------------

           Total liabilities and shareholders' equity                            $ 121,039,230        $ 120,154,685
                                                                                 =============        =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three Months Ended                                  Nine Months Ended
                                           September 30, 1997   September 30, 1998          September 30, 1997    September 30, 1998
                                           ------------------   ------------------          ------------------    ------------------
Revenues:
  Rental income from
    operating leases                          $  2,933,662          $  2,986,162                $  9,026,191          $  9,234,678
  Interest from direct
    financing leases                               549,572               549,253                   1,858,063             1,648,021
  Other interest income                             33,765                25,612                     202,138                87,529
  Other income                                                                                       112,313
                                              ------------          ------------                ------------          ------------
                                                 3,516,999             3,561,027                  11,198,705            10,970,228
                                              ------------          ------------                ------------          ------------
Expenses:
  Interest                                       1,595,379             1,533,356                   4,896,585             4,609,546
  Depreciation                                     514,464               510,807                   1,513,885             1,532,419
  General and administrative                       309,742               291,107                     924,732               923,704
  Property expenses                                443,791               600,943                   1,393,543             1,686,823
  Amortization                                      15,505                11,307                      58,408                33,921
                                              ------------          ------------                ------------          ------------
                                                 2,878,881             2,947,520                   8,787,153             8,786,413
                                              ------------          ------------                ------------          ------------

      Income before minority
        interest, income from
        equity investment, net
        gain on sales and
        extraordinary items                        638,118               613,507                   2,411,552             2,183,815

Minority interest in income                       (153,451)             (159,884)                   (450,731)             (476,368)
                                              ------------          ------------                ------------          ------------

      Income before income from
        equity investment, net
        gain on sales and
        extraordinary items                        484,667               453,623                   1,960,821             1,707,447

Income from equity investment                      446,903               424,684                   1,430,073             1,484,988
                                              ------------          ------------                ------------          ------------

      Income before net
        gain on sales and
        extraordinary items                        931,570               878,307                   3,390,894             3,192,435

Net gain on sales                                  141,131                                           141,131
                                              ------------          ------------                ------------          ------------

      Income before
        extraordinary items                      1,072,701               878,307                   3,532,025             3,192,435

Extraordinary gains                              3,423,043                                         3,850,490
                                              ------------          ------------                ------------          ------------

      Net income                              $  4,495,744          $    878,307                $  7,382,515          $  3,192,435
                                              ============          ============                ============          ============

Basic and diluted earnings per share:
    Income before extraordinary
     items                                    $         .15         $         .12               $         .49         $         .43
     Extraordinary items                                .47                                               .53
                                              -------------         -------------               -------------         -------------
                                              $         .62         $         .12               $        1.02         $         .43
                                              =============         =============               =============         =============

Weighted average shares outstanding
  - basic and diluted                             7,206,642             7,633,558                   7,206,642             7,378,452
                                              =============         =============               =============         =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATE
                                AND SUBSIDIARIES


      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)





                                                 Three Months Ended                                Nine Months Ended
                                      September 30, 1997       September 30, 1998      September 30, 1997        September 30, 1998
                                      ------------------       ------------------      ------------------        ------------------

Net income                                $ 4,495,744                $   878,307            $ 7,382,515               $ 3,192,435


Other comprehensive income:
  Change in appreciation,
    marketable securities
    during the period                                                    (53,484)                                         136,140
                                          -----------                -----------            -----------               -----------


  Comprehensive income                    $ 4,495,744                $   824,823            $ 7,382,515               $ 3,328,575
                                          ===========                ===========            ===========               ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           Nine Months Ended
                                                                            September 30,
                                                                     ------------------------------
                                                                        1997               1998
                                                                     -----------        -----------
Cash flows from operating activities:
  Net income                                                         $ 7,382,515        $ 3,192,435
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                    1,572,293          1,566,340
      Income from equity investment
        in excess of dividends received                                 (523,869)          (538,853)
      Distributions to minority interest in excess of
        minority interest in income                                     (149,763)          (159,436)
      Straight-line rent adjustments                                      71,736              5,744
      Extraordinary gain on extinguishment of debt                    (3,850,490)
      Net gain on sales of real estate                                  (141,131)
      Provision for uncollected rents                                                        81,620
      Net change in operating assets and liabilities                     620,160            699,201
                                                                     -----------        -----------
           Net cash provided by operating activities                   4,981,451          4,847,051
                                                                     -----------        -----------

Cash flows from investing activities:
  Proceeds from repayment of note receivable                             110,750
  Purchases of marketable securities                                                      (285,110)
  Proceeds from sale of real estate                                    1,194,273
                                                                     -----------        -----------
           Net cash provided by (used in) investing activities         1,305,023           (285,110)
                                                                     -----------        -----------

Cash flows from financing activities:
  Dividends paid                                                      (4,026,351)        (3,884,346)
  Proceeds from note payable                                           1,600,000
  Purchases of treasury stock                                                                (9,688)
  Prepayment of mortgages payable                                     (5,450,000)
  Payments of mortgage principal                                        (868,633)          (953,721)
  Deferred refinancing costs                                              (4,500)
                                                                     -----------        -----------
           Net cash used in financing activities                      (8,749,484)        (4,847,755)
                                                                     -----------        -----------

           Net decrease in cash and cash equivalents                  (2,463,010)          (285,814)

Cash and cash equivalents, beginning of period                         6,452,554          2,608,523
                                                                     -----------        -----------

      Cash and cash equivalents, end of period                       $ 3,989,544        $ 2,322,709
                                                                     ===========        ===========

Supplemental disclosure of cash flows information:

              Interest paid                                          $ 4,810,513        $ 4,474,146
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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

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


Note 2.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1997, the Company incurred asset management fees of $166,950 and $560,849, respectively, performance fees in like amount and general and administrative expense reimbursements of $153,089 and $452,402, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1998, the Company incurred asset management fees of $201,763 and $605,288, respectively, performance fees in like amount and general and administrative expense reimbursements of $159,537 and $424,125, respectively, payable to an affiliate.

On June 10, 1998, the Company's shareholders approved a proposal to allow the Company, subject to the consent of the Advisor, to pay fees to the Advisor in Company stock rather than cash. In connection with such approval, the Company issued 416,264 shares of common stock to the Advisor in settlement of accrued performance fees of $4,370,767 which collection had previously been voluntarily deferred by the Advisor. The stock is subject to certain restrictions and will vest ratably over a five year period. In issuing the shares, the Company used a share value of $10.50. This per share value was based on an independent valuation of the Company's real estate assets at December 31, 1997. The Advisor currently owns approximately 5.7% of the Company's outstanding shares of common stock.

Pursuant to the Advisory Agreement, asset management and performance fees, respectively, are equal to .5% of Average Invested Assets, as defined. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of common stock at $10 per share). For the quarterly periods subsequent to September 30, 1997, the cumulative dividend return criterion of 8% is no longer being met, and performance fees aggregating $790,689 are not currently payable until such time as this criterion is achieved again. This accrued performance fee is included in accounts payable to affiliates in the accompanying condensed consolidated financial statements.

The Company, in conjunction with certain affiliates, is a participant in a cost sharing agreement for the purpose of renting and occupying office space. Under the agreement, the Company pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine-month periods ended September 30, 1997 and 1998 were $86,318 and $67,109, respectively.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 3.  Dividends:

Dividends declared and paid to shareholders during the nine months ended September 30, 1998 are summarized as follows:

            Quarter Ended                            Paid                    Per Share
            -------------                            ----                    ---------
          December 31, 1997                        $1,269,091                 $0.17610
                                                   ==========                 ========

          March 31, 1998                           $1,270,532                 $0.17630
                                                   ==========                 ========

          June 30, 1998                            $1,344,723                 $0.17650
                                                   ==========                 ========



A dividend of $.1767 per share declared on September 24, 1998 and was paid in October 1998 and has been recorded in the accompanying condensed consolidated financial statements as dividends payable.



Note 4.  Industry Segment Information:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 1997 and 1998 are as follows:


                                                      1997                1998
                                                  ------------        ------------
Per Statements of Income:
    Rental income from operating leases           $  9,026,191        $  9,234,678
    Interest from direct financing leases            1,858,063           1,648,021
Adjustments:
    Rental income attributable to
        minority interests                          (1,442,244)         (1,457,154)
    Share of interest income from equity
        investment's direct financing lease          3,341,474           3,387,233
                                                  ------------        ------------
                                                  $ 12,783,484        $ 12,812,778
                                                  ============        ============

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


For the nine-month periods ended September 30, 1997 and 1998, the Company earned its lease revenues on its investments from the following lease obligors:

                                                 1997           %            1998             %
                                             -----------       ---        -----------        ---

Marriott International, Inc. (a)             $ 3,341,474        26%       $ 3,387,233         26%
Information Resources Incorporated (b)         2,187,010        17          2,187,010         17
The Titan Corporation (b)                      1,532,993        12          1,598,502         13
New WAI, L.P./Warehouse Associates             1,089,141         9          1,089,799          9
EnviroWorks, Inc.                              1,040,818         8          1,070,084          8
Wal-Mart Stores, Inc.                            798,876         6            823,668          6
Kmart Corporation                                709,145         6            746,757          6
Childtime Childcare Inc.                         598,841         5            604,091          5
Other                                            420,853         3            530,308          4
Neodata Corporation                              440,796         3            440,796          3
CalComp Technology, Inc.                         331,775         3            334,530          3
Harvest Foods, Inc.                              291,762         2
                                             -----------       ----       -----------        ---
                                             $12,783,484       100%       $12,812,778        100%
                                             ===========       ===        ===========        ===


(a) Represents the Company's proportionate share of lease revenues attributable to its equity investment.

(b)  Net of Corporate Property Associates 9's minority interest.


Note 5.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt"), a real estate investment trust that net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                           December 31, 1997                  September 30, 1998
                                                           -----------------                  ------------------
        Assets                                                      $149,413                        $149,225
        Liabilities                                                  102,826                         100,224
        Shareholders' equity                                          46,587                          49,001


                                                                          Nine Months Ended
                                                           September 30, 1997             September 30, 1998
                                                           ------------------             ------------------

        Revenue                                                     $ 14,223                        $ 14,321
        Interest and other expenses                                   (8,134)                         (7,909)
                                                                    --------                        --------
        Net income                                                  $  6,089                        $  6,412
                                                                    ========                        ========

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1998 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month and nine-month periods ended September 30, 1998 is not fully comparable to net income for the three-month and nine-month periods ended September 30, 1997 as a result of several nonrecurring items that occurred in the prior year. The nonrecurring items in 1997 consisted of extraordinary gains on the extinguishment of a limited recourse mortgage loan of $427,000 and recognition of a gain of $3,423,000 that had been deferred in a prior period, a gain of $141,000 on the sales of properties that had previously been leased to Harvest Foods, Inc. and other income of $112,000. The results of operations for the three-month and nine-month periods ended September 30, 1998, as adjusted for nonrecurring items, reflect decreases of $53,000 and $86,000, respectively, as compared with the prior periods.

      The decreases in income, as adjusted for the nonrecurring items, were primarily due to an increase in property expenses, and, for the nine-month period only, a decrease in other interest income. This was partially offset by a decrease in interest expense. Lease revenues (rental income and interest income on direct financing leases) were stable. The increase in property expenses was due to certain unanticipated carrying costs for unleased properties, an increase in the Company's provision for uncollected rents and a moderate increase in asset management and performance fees. The decrease in interest expense was due to the satisfaction in 1997 of the first priority limited recourse mortgage loan on the properties formerly leased to Harvest Foods, of a limited recourse loan on a property leased to Kmart Corporation as well as the continuing principal amortization of the Company's limited recourse loans. The decrease in other interest income was due to lower average cash balances resulting from the use of $5,450,000 of its cash reserves in 1997 to pay off the loans on the Harvest and Kmart properties.

         Lease revenues were stable because of rent increases on the Company's leases with The Titan Corporation and EnviroWorks, Inc. in August 1997 and April 1998, respectively, increased percentage rents on the Company's leases for retail stores with Kmart and Wal-Mart Stores, Inc. in 1998 and leases entered into with Affiliated Foods Southwest, Inc. and The Kroger Co. at former Harvest Foods properties, and offset the reduction in lease revenues that resulted from the March 1997 termination of the Harvest Foods master lease. The Company continues to re-market five vacant properties formerly leased to Harvest. In September 1998, the Company entered into a new lease for a former Harvest Foods property that had been vacant since the termination of that lease. The new lease has a term of five years that will initially provide annual rent of $66,000. The lessee will assume the obligation for all utilities and maintenance and repairs. If any of the five currently vacant properties are leased, lease revenues will increase and some or all of the carrying costs for those properties may be absorbed by the lessees.

FINANCIAL CONDITION:

      There has been no material change in the Company's financial condition since December 31, 1997. Cash flow from operations of $4,847,000 was sufficient to fund dividends of $3,884,000 and scheduled mortgage principal installments of $953,000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION (continued):

      During 1998, the shareholders of the Company approved a proposal to allow the Company, subject to the consent of the Advisor, to pay all or a portion of its asset management and performance fees in common stock rather than cash. As a result of this amendment to the Advisory Agreement, the Company converted liabilities for unpaid performance fees of $4,371,000 to equity. This has allowed the Company to enhance its liquidity by settling obligations in stock and strengthen its balance sheet with the effect of more strongly aligning the interests of the Advisor with those of the Company's shareholders by increasing the Advisor's common stock ownership to more than 5% of the Company.

      A limited recourse mortgage loan collateralized by properties leased to Wal-Mart Stores, Inc. that currently has a balance of $6,942,000 is scheduled to mature in January 1999 at which time a balloon payment of $6,910,000 will be due. The Company is currently assessing various refinancing alternatives including, but not limited to, seeking an extension of the existing loan, and securing new limited recourse mortgage financing for the properties and for other properties in the portfolio that are currently unencumbered. In the unlikely event that the Company were not able to extend or repay the limited recourse mortgage loan on the Wal-Mart properties, the holder of the loan would have recourse only to the properties collateralizing such debt.

      The so-called "Year 2000 issue" is the name that has been given to the series of problems that have resulted or may result from computer programs having been written using two digits rather than four to define a year. For example, any program that has time-software may recognize a date using "00" as the year 1900 rather than 2000. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its bank and transfer agent.

      The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, the Company, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be completed in the first or second quarter of 1999. The Company and its affiliates have also engaged outside consultants experienced in detecting and addressing Year 2000 issues, and they will continue to research and test the affiliate's applications and systems.

      At the same time, the Company, its Advisor, and affiliates are evaluating all of their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, the Company commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and is scheduled to be installed during the second or third quarter of 1999. This software has been designed to use four digits to define a year. Because the Company's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on the Company's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. The Company's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company's share of the estimated total cost of the Year 2000 project is expected to be approximately $65,000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


FINANCIAL CONDITION (continued):

      Although the Company believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are the Company's bank and transfer agent. The Company's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

      The Company contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than the Company. The major risk to the Company is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.


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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                     PART II





Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                   During the quarter ended September 30, 1998 no matters were submitted to a vote of Security Holders.





Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


                           During the quarter ended September 30, 1998, the Company was not required to file any report on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





11/9/98                               By: /s/  Steven M Berzin
-------                                   ------------------------------------
  Date                                         Steven M. Berzin
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



11/9/98                               By: /s/  Claude Fernandez
-------                                   ------------------------------------
  Date                                         Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)