Form 10-Q/A
period 1998-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1998-11-19
CIK 778214

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

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No


                  7,621,638 shares of common stock; $.001 Par
                     Value outstanding at November 9, 1998.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                      INDEX



                                                                        Page No.

 PART I


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9-11


 PART II - Other Information



 Signatures                                                                13








* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

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

     Lease revenues were stable because of rent increases on the Company's leases with The Titan Corporation and EnviroWorks, Inc. in August 1997 and
April 1998, respectively, increased percentage rents on the Company's leases for retail stores with Kmart and Wal-Mart Stores, Inc. in 1998 and leases entered into with Affiliated Foods Southwest, Inc. and The Kroger Co. at former Harvest Foods properties, and offset the reduction in lease revenues that resulted from the March 1997 termination of the Harvest Foods master lease. The Company continues to re-market six vacant properties formerly leased to Harvest. If any of the six currently vacant properties are leased, lease revenues will increase and some or all of the carrying costs for those properties may be absorbed by the lessees.

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

                                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





           11/17/98                   By:     /s/ Steven M. Berzin
           --------                           ----------------------------------
             Date                                 Steven M. Berzin
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           11/17/98                   By:     /s/ Claude Fernandez
           --------                           ----------------------------------
             Date                                 Claude Fernandez
                                                  Executive Vice President and
                                                  Chief Administrative Officer
                                                  (Principal Accounting Officer)