Form 10-K405
period 1998-12-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1999-03-29
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      For the year ended December 31, 1998

                                       of

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                    CPA(R):10

                             A Maryland Corporation
                   IRS Employer Identification No. 13-3602400
                             SEC File Number 0-20016

                              50 Rockefeller Plaza,
                            New York, New York 10020
                                 (212) 492-1100

CPA(R):10 has SHARES OF COMMON STOCK registered pursuant to Section 12(g) of the Act.

CPA(R):10 is not registered on any exchanges.

CPA(R):10 does not have any Securities registered pursuant to Section 12(b) of the Act.

CPA(R):10 is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

CPA(R):10 (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

CPA(R):10 has no active market for common stock at March 24, 1999. Non-affiliates held 7,568,508 shares of common stock, $.001 Par Value outstanding at March 24, 1999.

                                     PART I

Item 1.  Business.

            Corporate Property Associates 10 Incorporated is a Real Estate Investment Trust ("REIT") that acquires and owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1998, CPA(R):10's portfolio consisted of 57 properties leased to 14 tenants and totaling approximately 4.2 million square feet.

            CPA(R):10's core strategy is to own and manage properties leased to a variety of companies on a single tenant, net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

            CPA(R):10 also generally includes in its leases:

o clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

o covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

o     indemnification of CPA(R):10 for environmental and other liabilities;

o     guarantees from parent companies or other entities.

            CPA(R):10 was formed as a Maryland corporation on March 7, 1990. Between June 1990 and June 1991, CPA(R):10 sold a total of 7,217,294 shares of common stock for a total of $72,172,940 in gross offering proceeds. These proceeds have been combined with limited recourse mortgage debt to purchase CPA(R):10's property portfolio. As a real estate investment trust, CPA(R):10 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

            Carey Property Advisors provides both strategic and day-to-day management for CPA(R):10, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CPA(R):10. Carey Property Advisors has dedicated senior executives in each area of its organization so that CPA(R):10 functions as a fully integrated operating company. CPA(R):10 pays asset management fees to Carey Property Advisor and pays certain transactional fees. CPA(R):10 also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Carey Institutional properties Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated.

            CPA(R):10's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of January 25, 1999, CPA(R):10 had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CPA(R):10.

Business Objectives

            CPA(R):10's objectives are to:

o pay quarterly dividends at an increasing rate that for taxable shareholders may be partially free from current taxation;

o     purchase and own a portfolio of real estate that will increase in value;
      and

o increase the equity in its real estate by making regular mortgage principal payments.

            CPA(R):10 seeks to achieve these objectives by holding and managing industrial and commercial properties each net leased to a single corporate tenant. The properties owned by CPA(R):10 are described in Item 2. All net offering proceeds not invested in real estate are invested in cash and cash equivalents. CPA(R):10 uses these funds primarily for working capital.

Recent Developments

            In 1997, CPA(R):10's master lease for fifteen properties was terminated in connection with the bankruptcy petition of the tenant, Harvest Foods, Inc. During 1997, the Company re-leased five properties and sold three properties. During 1998, the Company was able to lease one of the vacant properties and, in December 1998, paid off at a substantial discount the remaining mortgage obligation on the properties. Management believes that, with the properties unencumbered by mortgage debt, CPA(R):10 has greater flexibility in remarketing the remaining six vacant properties.

            CalComp Technology, Inc., a tenant of a property in Austin, Texas, has announced its intention to liquidate and stopped paying rent in January 1999. A complaint has been filed against CalComp and the Company is seeking a judgment for all unpaid and future rents plus associated costs. The Company has also begun settlement discussions with CalComp in recognition of the fact that it is likely to take several months to obtain a judgment. A potential settlement with CalComp could offset a reduction in rent from a replacement tenant as CalComp's rents are in excess of market rents for the property. Even though the limited recourse mortgage is in default, CPA(R):10 has continued to pay scheduled monthly debt service installments because management believes that the value of the property is at least equal to its carrying value and in excess of the current mortgage balance.

Strategy

            CPA(R):10 has invested a total of $136,874,000 in net leased properties. CPA(R):10 owns a total of 57 properties, all but six of which are subject to net leases. These net leases generally provide that the tenant is responsible for the payment of maintenance and repairs, insurance and real estate taxes.

Carey Property Advisors strategy in structuring its net lease investments in CPA(R):10's portfolio was to:

o combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

o     enhance current returns by utilizing varied lease structures;

o reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

o increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

Financing Strategies

            Consistent with its investment policies, CPA(R):10 uses leverage when available on favorable terms. As of December 31, 1998, CPA(R):10 has approximately $58,749,000 in property level debt outstanding. These mortgage obligations mature between 1999 and 2013 and have interest rates between 8.75% and 10.7%. Carey Property Advisors continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

Asset Management

            CPA(R):10 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

            Carey Property Advisors monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Property Advisors reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Property Advisors periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

            CPA(R):10 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):10 shareholders. If CPA(R):10's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):10 will generally begin selling properties within ten years after the offering proceeds were substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidity strategy based on what is likely to result in the greatest value for the shareholders.

Competition

            CPA(R):10 faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. CPA(R):10 also faces competition from these same entities for financing for its properties and for tenants for any of its vacant properties. CPA(R):10 believes its management's experience will allow CPA(R):10 to compete effectively.

Environmental Matters

            Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as certain other categories of parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste (collectively, "Hazardous Materials") releases on, under, in or from such property, and may be held liable to governmental entities or to third parties for certain damage and for investigation and cleanup costs incurred by such parties in connection with the release or threatened release of Hazardous Materials. Such laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of Hazardous Materials, and the liability under such laws has been interpreted to be joint and several under certain circumstances. CPA(R):10's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

            Phase I assessments are performed by independent environmental consulting and engineering firms for all acquisitions. Where warranted, Phase II assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):10 normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA(R):10 often structures its leases to require the tenant to assume most or all responsibility for environmental compliance or environmental remediation relating to the tenants operations and to provide that non-compliance with environmental laws is deemed a lease default. In certain instances, CPA(R):10 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of CPA(R):10 providing the protection. Such a contractual arrangement does not eliminate CPA(R):10's statutory liability or preclude claims against CPA(R):10 by governmental authorities or persons who are not a party to such an arrangement. Contractual arrangements in CPA(R):10's leases may provide a basis for CPA(R):10 to recover from the tenant damages or costs for which CPA(R):10 has been found liable.

            Industry Segment

            CPA(R):10 operates in one industry segment, investment in net leased real property. For the year ended December 31, 1998, three lessees represented 10% or more of the total operating revenue of CPA(R):10: Marriott International, Inc.- 26%, Information Resources Incorporated- 17% and Titan Corporation - 13%. These three tenant companies are publicly traded on the New York Stock Exchange and file financial statements with the United States Securities and Exchange Commission.

Factors Affecting Future Operating Results

            The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

            CPA(R):10 wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

            CPA(R):10's future results may be affected by certain risks and uncertainties including the following:

Single Tenant Leases Increases Exposure to Failure of Tenant

            Because our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of CPA(R):10 and might decrease the value of the property leased to such tenant.

Dependence on Major Tenants

            Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 20 properties, represent 73% of annualized revenues. The default, financial distress or bankruptcy of any of the tenants of such properties could cause interruptions in the receipt of lease revenues from such tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property. Upon the expiration of the leases that are currently in place, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with such re-leasing.

We Can Borrow a Significant Amount of Funds

            We have incurred, and may continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither the certificate of incorporation, bylaws nor any policy statement formally adopted by the board of directors limits either the total amount of indebtedness or the specified percentage of indebtedness (based upon the total market capitalization of CPA(R):10) that may be incurred. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

Possible Inability to Refinance Balloon Payment on Mortgage Debt

            A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

1999 -  $ 8.4 million;
2000 -   14.4 million;
2001 -    7.2 million;
2002 -      none; and
2003 -    6.5 million;

Our ability to make such balloon payments will depend upon our ability either to refinance the mortgage related thereto, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

There are Uncertainties Relating to Lease Renewals and Re-letting of Space

            We will be subject to the risks that, upon expiration of leases, the premises may not be re-let or the terms of re-letting (including the cost of concessions to tenants) may be less favorable than current lease terms. If we are unable to re-let promptly all or a substantial portion of our properties or if the rental rates upon such re-letting were significantly lower than current rates, our net income and ability to make expected distributions to our shareholders would be adversely affected. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases. Our scheduled lease expiration, as a percentage of annualized revenues for the next five years, are as follows:

1999 -         0 %
2000 -         0 %
2001 -         5 %
2002 -         3 %
2003 -         0 %

Possible Liability Relating to Environmental Matters

            We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):10:

Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

We May Suffer Uninsured Loss

      We require most of our tenants to carry comprehensive liability, fire, and extended coverage on their leased properties, with policy specifications and insured limits customarily carried for similar properties. CPA(R):10 carries similar insurance for those properties if the tenant is not required to do so. In addition, CPA(R):10 carries contingent property and liability insurance. There are certain types of losses (such as due to wars or acts of God), however, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition. We believe that the properties are adequately insured in accordance with industry standards.

Changes in Market Interest Rates Could Cause Our Stock Price to Go Down

            The trading prices of equity securities issued by real estate companies have historically been affected by changes in broader market interest rates, with increases in interest rates resulting in decreases in trading prices, and decreases in interest rates resulting in increases in such trading prices. An increase in market interest rates could therefore adversely affect the trading prices of any of our equity securities.

We Face Intense Competition

            The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

The Value of our Real Estate is Subject to Fluctuation

            We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

o     Adverse changes in general or local economic conditions;
o     Changes in supply of or demand for similar or competing properties;
o     Changes in interest rates and operating expenses;
o     Competition for tenants;
o     Changes in market rental rates;
o     Inability to lease properties upon termination of existing leases;
o     Renewal of leases at lower rental rates;
o Inability to collect rents from tenants due to financial hardship, including bankruptcy;
o Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;
o     Uninsured property liability;
o     property damage or casualty losses;
o Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and
o     Acts of God and other factors beyond the control of our management.

Our Systems May Not Be Year 2000 Compliant

            The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CPA(R):10 has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

            CPA(R):10 and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CPA(R):10, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CPA(R):10 and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

            At the same time, CPA(R):10, its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CPA(R):10 commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and installation is scheduled to be completed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CPA(R):10's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on CPA(R):10's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CPA(R):10's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CPA(R):10's financial position. CPA(R):10's share of the estimated total cost of the Year 2000 project is expected to be approximately $65,000, of which $43,000 have been incurred to date.

            Although CPA(R):10 believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CPA(R):10. CPA(R):10 and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CPA(R):10's bank and transfer agent. CPA(R):10's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

            CPA(R):10 has contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CPA(R):10 believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CPA(R):10. The major risk to CPA(R):10 is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CPA(R):10 may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

We Depend on Key Personnel for Our Future Success

            We depend on the efforts of the executive officers and key employees of Carey Property Advisors. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

            The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors we describe above list all material risks to CPA(R):10 at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the Securities and Exchange Commission.

Item 2.  Properties.

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

SAFEWAY STORES              Supermarket                 Broken Arrow,            Ownership of a 50%
INCORPORATED                                            Oklahoma                 interest in land
                                                                                 and buildings

 NAME OF LEASE                                                                   TYPE OF OWNERSHIP
   OBLIGOR                  TYPE OF PROPERTY            LOCATION                      INTEREST
--------------              ----------------            --------                 -----------------
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

Vacant                      Retail Stores               Little Rock,             Ownership of a 50%
                            -6 locations                Hot Springs,             interest in land
                                                        Texarakana and           and buildings
                                                        Jonesboro, Arkansas;     except as noted (1)(2)
                                                        Ruston, Louisiana;
                                                        Clarksdale,
                                                        Mississippi

KROGER CO.                  Supermarkets                North Little Rock
                            - 2 locations               and Conway, Arkansas     Ownership of a 50%
                                                                                 interest in land
                                                                                 and buildings
                                                                                 except as noted (1)(2)

AFFILIATED FOODS            Supermarkets                Little Rock - 3, and     Ownership of a 50%
SOUTHWEST, INC.             - 4 locations               Hope, Arkansas           interest in land
                                                                                 and buildings
                                                                                 except as noted (1)(2)

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

            The material terms of CPA(R):10's leases with its significant tenants are summarized as of March 15, 1999 in the following table:

                   Registrant's
                      Share                               Current      Lease
Lease               of Current                 Square     Rent Per     Expiration    Renewal    Ownership
Obligor            Annual Rents                Footage    Sq.Ft.(1)    (Mo/Year)     Terms      Interest
-----------        ------------                -------    ---------    ---------     -------    --------
Information         $2,916,014                 252,000    $17.36         9/05          YES      66.67% general
Resources,                                                                                      partnership interest;
Inc.                                                                                            remaining limited
                                                                                                partnership interest
                                                                                                owned by Corporate
                                                                                                Property Associates 9
                                                                                                ("CPA(R):9")

Titan                2,131,336                 166,403     15.72         7/07          YES      81.46% general
Corporation                                                                                     partnership interest;
                                                                                                remaining limited
                                                                                                partnership interest
                                                                                                owned by CPA(R):9

New WAI              1,446,000                 534,121      2.71         3/16          YES      100%
L.P./
Warehouse
Associates

EnviroWorks,         1,446,289                 374,289      3.86         3/10          YES      100%
Inc.

Wal-Mart             1,013,389                 454,251      4.46         1/08          YES      50% interest;
Stores, Inc. (2)                                                                                remaining
                                                                                                interest owned
                                                                                                by CIP(TM)

Childtime              805,454                  83,694     14.57         1/16          YES      66.07% interest;
Childcare                                                                                       remaining
Inc.                                                                                            interest owned
                                                                                                by CPA(R):9

Neodata                588,563                 403,871      7.29         12/14         YES      20% interest;
Corporation                                                                                     remaining
                                                                                                interest owned
                                                                                                by CIP(TM)

K mart                 617,844                 278,839      2.22          5/01         YES      100%
Corporation (2)

(1) Represents annualized rate for rent per square foot when combined with rents applicable to tenants-in-common or minority interests in limited partnerships.
(2)   Includes percentage of sales rents.

Item 3.  Legal Proceedings.

            As of the date hereof, CPA(R):10 is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters.

            Information with respect to Registrant's common stock is hereby incorporated by reference to page 29 of the Company's Annual Report contained in Appendix A.

Item 6.  Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 6 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

            Approximately $56,251,000 of CPA(R):10's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1998 ranged from the lenders prime rate plus 1% to LIBOR plus 4%.

(in thousands)
                 1999      2000      2001       2002       2003    Thereafter  Total    Fair Value
                 ----      ----      ----       ----       ----    ----------  -----    ----------
Fixed rate       8,096   $22,847    $7,356       $996    $8,829     $8,127    $56,251    $59,663

Weighted
  average
  interest
  rate            9.49%    10.65%     8.89%      9.89%     9.77%      9.94%

Variable rate    1,649        44       805         --        --         --      2,498

            As of December 31, 1998, CPA(R):10 had no other material exposure to market risk.

Item 8.  Consolidated Financial Statements and Supplementary Data.

            The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 7 to 22 of the Company's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.

(ii)  Consolidated Balance Sheets as of December 31, 1997 and 1998.

(iii) Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

(vi)  Notes to Consolidated Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

            This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 1999 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

      Report of Independent Accountants.

      Consolidated Balance Sheets as of December 31, 1997 and 1998.

      Consolidated Statements of Income for the years ended December 31, 1996, 1997 and 1998.

      Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

      Notes to Consolidated Financial Statements.

      The consolidated financial statements are hereby incorporated by reference to pages 7 to 22 of the Company 's Annual Report contained in Appendix A.

      (a)   2. Financial Statements of Material Equity Investee:

      Marcourt Investments Incorporated

      Report of Independent Accountants.

      Balance Sheets, December 31, 1997 and 1998.

      Statements of Income for the years ended December 31, 1996, 1997 and 1998.

      Statements of Shareholders' Equity for the years ended December 31, 1996, 1997 and 1998.

      Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998.

      Notes to Financial Statements.

      Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1998 of Marcourt Investments Incorporated.

      The financial statements of material equity investees is contained herewith in Item 14 on pages 16 to 24.

      The separate financial statements of material equity investees have been audited as of December 31, 1998 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

      (a)   3. Financial Statement Schedule:

            The following schedule is filed as a part of this Report:

      Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1998.

      Notes to Schedule III.

            Schedule III and notes therein are hereby incorporated by reference to pages 23 to 25 of the Company 's Annual Report in Appendix A. Financial Statement Schedules of Material Equity Investees are contained herewith in Item 14.

            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
   Marcourt Investments Incorporated:

      In our opinion, the financial statements listed in the index appearing under Item 14(a)(2) on page 14 present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the schedule of real estate and accumulated depreciation listed in the index appearing under
Item 14(a)(2) on page 14 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 11, 1999

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 1997 and 1998

                                                            1997              1998
                                                            ----              ----
               ASSETS:

Net investment in direct
      financing lease                                    $148,698,339      $148,565,328
Cash and cash equivalents                                      95,864            36,034
Other assets                                                  618,668           548,891
                                                         ------------      ------------

         Total assets                                    $149,412,871      $149,150,253
                                                         ============      ============

               LIABILITIES:

Mortgage notes payable                                   $101,218,909      $ 97,801,553
Accrued interest payable                                    1,468,491         1,410,542
Accounts payable and accrued expenses                         110,259            80,774
Accounts payable to affiliates                                  3,500             7,000
State and local taxes payable                                  25,000            15,478
                                                         ------------      ------------

         Total liabilities                                102,826,159        99,315,347
                                                         ------------      ------------

Commitments and contingencies

               SHAREHOLDERS' EQUITY:

Common stock, Class A; $.01 par value; authorized,
   999,750 shares; issued and outstanding,
   369,850 shares; Class B; $.01 par value;
   authorized, 250 shares; issued and outstanding,
   150 shares                                                   3,700             3,700
Additional paid-in capital                                 36,996,300        36,996,300
Accumulated earnings in excess of dividends                 9,586,712        12,834,906
                                                         ------------      ------------
         Total shareholders' equity                        46,586,712        49,834,906
                                                         ------------      ------------

         Total liabilities and
            shareholders' equity                         $149,412,871      $149,150,253
                                                         ============      ============

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1997 and 1998

                                      1996                  1997              1998
                                      ----                  ----              ----
Revenue:

   Interest income on
      direct financing lease        $17,722,059           $17,694,122       $17,693,839
   Percentage rents                     629,681               851,731         1,041,461
   Other income                         197,077               104,758             8,350
                                    -----------           -----------       -----------
                                     18,548,817            18,650,611        18,743,650
                                    -----------           -----------       -----------

Expenses:

   Interest on mortgages             11,055,265            10,729,644        10,391,810
   General and administrative            44,019                68,238            69,812
   State and local taxes                 (1,976)               29,426            34,718
                                    -----------           -----------       -----------
                                     11,097,308            10,827,308        10,496,340
                                    -----------           -----------       -----------

         Net income                 $ 7,451,509           $ 7,823,303       $ 8,247,310
                                    ===========           ===========       ===========

         Basic earnings per
            share of common stock,
            370,000 common shares
            outstanding (Class A
            and Class B)                 $20.14                $21.14            $22.29
                                         ======                ======            ======

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1996, 1997 and 1998

                                                   Additional        Earnings in
                                      Common        Paid-in           Excess of
                                       Stock        Capital           Dividends           Total
                                      ------      -----------        -----------       -----------
Balance, December 31, 1995            $3,700      $36,996,300        $ 4,033,793       $41,033,793

Dividends                                                             (4,793,133)       (4,793,133)

Net income                                                             7,451,509         7,451,509
                                      ------      -----------        -----------       -----------

Balance, December 31, 1996             3,700       36,996,300          6,692,169        43,692,169

Dividends                                                             (4,928,760)       (4,928,760)

Net income                                                             7,823,303         7,823,303
                                      ------      -----------        -----------       -----------

Balance, December 31, 1997             3,700       36,996,300          9,586,712        46,586,712

Dividends                                                             (4,999,116)       (4,999,116)

Net income                                                             8,247,310         8,247,310
                                      ------      -----------        -----------       -----------

Balance, December 31, 1998            $3,700      $36,996,300        $12,834,906       $49,834,906
                                      ======      ===========        ===========       ===========

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1997 and 1998

                                                                    1996                     1997                   1998
                                                                    ----                     ----                   ----
Cash flows from operating activities:
     Rentals received from lessee                                   $ 18,456,531            $ 18,678,581             $ 18,868,311
     Interest paid on mortgage loans                                 (11,011,673)            (10,711,971)             (10,379,916)
     Interest received on cash and cash equivalents                        6,680                   6,158                    2,350
     General and administrative expenses paid                            (54,270)                (60,988)                 (50,102)
     Taxes paid, net of refunds received                                  35,686                 (39,426)                 (44,240)
     Other, net                                                           48,607                 (33,567)                 (39,761)
                                                                    ------------            ------------             ------------
                 Net cash provided by operating activities             7,481,561               7,838,787                8,356,642
                                                                    ------------            ------------             ------------

Cash flows from investing activities:
     Proceeds from easement                                              190,397                  98,600
                                                                    ------------            ------------
                 Net cash provided by investing activities               190,397                  98,600
                                                                    ------------            ------------

Cash flows from financing activities:
     Dividends paid                                                   (4,793,133)             (4,928,760)              (4,999,116)
     Payment of mortgage principal                                    (2,785,599)             (3,085,300)              (3,417,356)
                                                                    ------------            ------------             ------------
                 Net cash used in financing activities                (7,578,732)             (8,014,060)              (8,416,472)
                                                                    ------------            ------------             ------------

Net increase (decrease) in cash and cash equivalents                      93,226                 (76,673)                 (59,830)

Cash and cash equivalents, beginning of year                              79,311                 172,537                   95,864
                                                                    ------------            ------------             ------------

Cash and cash equivalents, end of year                              $    172,537            $     95,864             $     36,034
                                                                    ============            ============             ============

Reconciliation of net income to net cash provided by
     operating activities:
     Net income                                                     $  7,451,509            $  7,823,303             $  8,247,310
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Cash receipts on direct financing lease
                 greater than revenues recognized                        104,791                 132,728                  133,011
             Other income from sale of easement                         (190,397)                (98,600)
             Amortization of deferred interest                            74,095                  72,079                   69,843
             Decrease (increase) in other assets                         129,975                                              (66)
             Increase (decrease) in accounts payable
                 and accrued expenses                                     35,881                 (25,817)                 (29,485)
             Decrease in accrued interest payable                        (30,503)                (54,406)                 (57,949)
             Decrease in state and local taxes
                  payable                                                (91,290)                (10,000)                  (9,522)
             (Decrease) increase in accounts payable
                 to affiliates                                            (2,500)                   (500)                   3,500
                                                                    ------------            ------------             ------------

                 Net cash provided by operating
                     activities                                     $  7,481,561            $  7,838,787             $  8,356,642
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

      Cash Equivalents:

      The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 1998 and 1997, the Company had on deposit at two financial institutions substantially all of its cash and cash equivalents.

      Federal Income Taxes:

      The Company is qualified as a REIT as defined under the Internal Revenue Code as of December 31, 1998. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

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

3.    Transactions with Related Parties:

      An affiliate of W.P. Carey & Co., Inc. ("W.P. Carey") is the advisor to two shareholders whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 1996, 1997 and 1998, the Company incurred expenses of $5,789, $7,237 and $7,204 respectively, under the agreement.

       Frontier Equity Partners II, Ltd. and an affiliate ("Frontier") own approximately 53% of the outstanding shares of the Company. The Company has also agreed to reimburse Frontier for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the years ended December 31, 1996, 1997 and 1998, the Company incurred expenses of $6,971, $6,994 and $12,046 , respectively, in connection with reimbursement for such physical inspections.

4.    Net Investment in Direct Financing Lease:

      The net investment in the direct financing lease is summarized as follows:

                                                          1997                  1998
                                                          ----                  ----
      Minimum lease payments
         receivable                                    $249,575,900           $231,749,050
      Unguaranteed residual value                       146,045,268            146,045,268
                                                       ------------           ------------
                                                        395,621,168            377,794,318
      Less, unearned income                             246,922,829            229,228,990
                                                       ------------           ------------
                                                       $148,698,339           $148,565,328
                                                       ============           ============

      The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 1999 through 2003 and aggregate $231,749,050 through 2011.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

5.    Mortgage Notes Payable:

      The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $62,767,271 of the mortgage notes bear interest at a rate of 9.94% per annum with the remaining $35,034,282 bearing interest at a rate of 11.18% per annum. The mortgage will fully amortize in November 2011.

      Scheduled principal payments during the five years following December 31, 1998 and thereafter are as follows:

            Year Ending December 31,
            ------------------------

               1999                                       $  3,785,273
               2000                                          4,192,937
               2001                                          4,644,658
               2002                                          5,145,213
               2003                                          5,699,903
               Thereafter                                   74,333,569
                                                          ------------
                  Total                                   $ 97,801,553
                                                          ============

 6.   Dividend Paid:

      Dividends paid to shareholders consist of ordinary income and a return of capital for income tax purposes. For the three years ended December 31, 1998, dividends paid per share were reported as follows for income tax purposes:

                                    1996           1997          1998
                                    ----           ----          ----

               Ordinary income      $10.38         $11.46        $12.60
               Return of capital      2.57           1.86           .91
                                    ------         ------        ------
                                    $12.95         $13.32        $13.51
                                    ======         ======        ======

      Dividends of $989,398 and $1,619 payable to Class A and Class B shareholders, respectively, were declared and paid in February 1999.

7.    Disclosure About Fair Value of Financial Instruments:

      The carrying amounts of cash and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

      The fair value of the Company's mortgage notes payable at December 31, 1997 and 1998 is approximately $115,568,000 and $113,945,000, respectively.
Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                            Initial Cost to
                                               Company                      Costs
                                     ---------------------------------   Capitalized     Increase In
                                               Personal                 Subsequent to        Net
       Description   Encumbrances    Land      Property      Buildings  Acquisition (a)  Investment (b)   Total (c)    Date Acquired
       -----------   ------------    ----      ---------     ---------  ---------------  --------------   ---------    -------------
Direct Financing
  Method:

  Hotels leased to
    Marriott Inter-                                                                                                     February 10,
    national, Inc.   $97,801,553  $27,559,637  $14,199,292  $104,241,071    $45,268        $2,520,060    $148,565,328       1992
                     ===========  ===========  ===========  ============    =======        ==========    ============

(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

(c) At December 31, 1998, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

      (a)   3. Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed with this Form 10-K are incorporated by reference.

Exhibit                                                                 Method of
  No.          Description                                               Filing
--------       -----------                                              --------------
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

Exhibit                                                                 Method of
  No.          Description                                               Filing
--------       -----------                                              --------------
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

   10.10    Purchase and Sale Agreement between HRE Properties          Filed as Exhibit 10(G)(1)
            ("HRE") and Registrant regarding properties in              to Registrant's Post
            Citrus Heights, California (the "K mart California          Effective Amendment No. 1
            Property) and Drayton Plains, Michigan                      to Form S-11
            (the "K mart Michigan Property").

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

Exhibit                                                                 Method of
  No.          Description                                               Filing
--------       -----------                                              --------------
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

Exhibit                                                                 Method of
  No.          Description                                               Filing
--------       -----------                                              --------------
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

Exhibit                                                                        Method of
  No.          Description                                                      Filing
--------       -----------                                                     --------------
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

Exhibit                                                                         Method of
  No.          Description                                                       Filing
--------       -----------                                                      --------------
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

Exhibit                                                                         Method of
  No.          Description                                                       Filing
--------       -----------                                                      --------------
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

   10.66    Co-Tenancy Agreement between QRS:10 and QRS:11.                     Filed as Exhibit 10.5
                                                                                to Registrant's Form 8-K
                                                                                dated October 29, 1992

Exhibit                                                                         Method of
  No.          Description                                                       Filing
--------       -----------                                                      --------------
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

   21.1     Subsidiaries of Registrant as of March 24, 1999                     Filed herewith

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

   28.4     Deed from Denton Seller to Denton QRS for the                       Filed as Exhibit 28(B)(5)

Exhibit                                                                         Method of
  No.          Description                                                       Filing
--------       -----------                                                      --------------
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

Exhibit                                                                         Method of
  No.          Description                                                       Filing
--------       -----------                                                      --------------
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

   28.24    Deed from Acadia Stores 61, Inc. to QRS 10-9 and                    Filed as Exhibit 28.5
            QRS 11-2 for Store 194.                                             to Registrant's Form 8-K
                                                                                dated April 3, 1992

Exhibit                                                                         Method of
  No.          Description                                                       Filing
--------       -----------                                                      --------------
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

   28.29    Prospectus of Registrant                                            Filed as Exhibit 28.38
            dated June 11, 1990.                                                to Registrant's Form 10-K/A
                                                                                dated September 24, 1993

   28.30    Supplement dated August 14, 1990                                    Filed as Exhibit 28.39
            to Prospectus dated June 11, 1990.                                  to Registrant's Form 10-K/A
                                                                                dated September 24, 1993

   28.31    Supplement dated January 17, 1991                                   Filed as Exhibit 28.40
            to Prospectus dated June 11, 1990.                                  to Registrant's Form 10-K/A
                                                                                dated September 24, 1993

   28.32    Supplement dated March 26, 1991                                     Filed as Exhibit 28.41
            to Prospectus dated June 11, 1990.                                  to Registrant's Form 10-K/A
                                                                                dated September 24, 1993

      (b)   Reports on Form 8-K

            During the quarter ended December 31, 1998 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED a Maryland corporation


   03/24/99                  BY:    /s/ Steven M. Berzin
---------------                     -----------------------------------------
     Date                           Steven M. Berzin
                                    Executive Vice President, Chief Legal
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                             CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


   03/24/99                  BY:    /s/ William P. Carey
---------------                     -----------------------------------------
     Date                           William P. Carey
                                    Chairman of the Board
                                    and Director
                                    (Principal Executive Officer)


   03/24/99                  BY:    /s/ H. Augustus Carey
---------------                     -----------------------------------------
     Date                           H. Augustus Carey
                                    President


   03/24/99                  BY:    /s/ Ralph G. Coburn
---------------                     -----------------------------------------
     Date                           Ralph G. Coburn
                                    Director


   03/24/99                  BY:    /s/ George E. Stoddard
---------------                     -----------------------------------------
     Date                           George E. Stoddard
                                    Director


   03/24/99                  BY:    /s/ William Ruder
---------------                     -----------------------------------------
     Date                           William Ruder
                                    Director


   03/24/99                  BY:    /s/ Warren G. Wintrub
---------------                     -----------------------------------------
     Date                           Warren G. Wintrub
                                    Director


   03/24/99                  BY:    /s/ Steven M. Berzin
---------------                     -----------------------------------------
     Date                           Steven M. Berzin
                                    Executive Vice President, Chief Legal
                                    Officer and Chief Financial Officer
                                    (Principal Financial Officer)


   03/24/99                  BY:    /s/ Claude Fernandez
---------------                     -----------------------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                AND SUBSIDIARIES

                                                         1998 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

(In thousands except per share amounts)

                                    1994        1995        1996         1997        1998
                                    ----        ----        ----         ----        ----
OPERATING DATA:

     Revenues                    $  16,386   $  16,132    $  15,506   $  14,666   $  14,462

     Income (loss) before
       extraordinary items           5,501      (1,076)       2,990       3,735       3,842

     Net income (loss)               5,248      (1,076)       2,990       7,585       5,480

     Basic earnings (loss)
       per share before                .76        (.15)         .41         .52         .52
       extraordinary items (2)

     Basic earnings (loss)
       per share (2)                   .73        (.15)         .41        1.05         .74

     Dividends paid                  5,951       5,976        5,982       5,294       5,232

     Dividends declared
       per share                       .82         .83          .83         .73         .71

     Payment of mortgage
       principal (1)                   802         931        1,142       1,172       1,288

BALANCE SHEET DATA:

     Total consolidated
       assets                      145,124     141,438      127,755     121,039     119,256

     Long-term
       obligations (3)              69,679      71,527       60,042      58,749      49,003

(1)   Represents scheduled mortgage principal amortization paid.
(2) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.
(3)   Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

      Overview

      The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 10 Incorporated ("CPA(R):10") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):10. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or objectives and plans of CPA(R):10 will be achieved.

      CPA(R):10 was formed in 1990 and used the proceeds from its public offering of stock along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. A majority of CPA(R):10's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

      As a Real Estate Investment Trust ("REIT"), CPA(R):10 is not subject to federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets certain other conditions. A major objective of CPA(R):10 is to use the cash flow from its net leases to fund dividends to shareholders at a rate in excess of distributions needed to retain REIT status and meet its scheduled debt service commitments on CPA(R):10's mortgage debt.

      The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):10's ability to meet distribution objectives, increase the dividend and increase value by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.

      Results of Operations

      Net income for the years 1998 and 1997 is not fully comparable due to the benefits realized from extraordinary gains in both years and other nonrecurring items in 1997. Excluding the extraordinary items, the effect of sales and several nonrecurring items reflected as other income in the accompanying consolidated financial statements, income for 1998 decreased by approximately $127,000 or 3%, compared with 1997. The decrease in income was primarily due to increases in property and general administrative expenses, and, to a lesser extent, a decrease in other interest income. These effects were partially offset by a decrease in interest expense and an increase in income from CPA(R):10's equity investment.

      The increase in property expenses primarily resulted from the residual effects of the termination of the Harvest Foods, Inc. master lease in March 1997. As of December 31, 1998, six former Harvest Foods properties remain vacant and CPA(R):10 has absorbed certain costs, such as real estate taxes and ground lease expense, that had been obligations of the former tenant. Because of higher valuations for the entire portfolio, asset management fees increased and that increase also contributed to the increase in property expenses. The increase in general and administrative expenses reflected CPA(R):10's share of consulting costs related to Year 2000 remediation and a project to make necessary upgrades to management information systems. The decrease in other interest income was due to using cash balances in 1997 to prepay the first mortgage on the Harvest Foods properties at a substantial discount and to fund a balloon payment on a matured loan on two properties leased to Kmart Corporation. The decrease in interest expense was due, in part, to the benefit of from paying off the two mortgage loans in 1997 as well as to the continuing amortization of CPA(R):10's other mortgage loans. The increase in equity income was the result of higher percentage rents from CPA(R):10's investment in a net lease for 13 Courtyard by Marriott hotel properties and decreasing mortgage interest on its loans.

            The extraordinary gain in 1998 resulted from the extinguishment of debt as the result of paying off the subordinated mortgage loan on the former Harvest Foods properties and unpaid interest thereon in December 1998 at a substantial discount. The lender accepted a payment of $250,000 from CPA(R):10 in settlement of a $1,500,000 loan and approximately two years of unpaid interest. By eliminating the remaining mortgages on the Harvest Foods properties, CPA(R):10 has greater flexibility in remarketing six vacant properties for lease or sale.

      Net income for 1997 increased by $4,595,000 as compared with 1996. Of such increase for 1997, $3,423,000 reflected an extraordinary item from the recognition of a gain on a 1996 transaction, which gain had been deferred pending the outcome of other events, and $427,000 was from the extinguishment of debt resulting from paying off the first priority mortgage on the Harvest Foods properties. The results for the year ended December 31, 1996 include the effect of a noncash charge of $1,753,000 for the writedown of the former Harvest Foods properties to their estimated fair value and gains of $1,052,000 from sales of real estate. Excluding these items as well as other income of $137,000, gains on sales of $391,000 and an accrual for subordinated disposition fees of $753,000 in 1997, income for 1997, as adjusted, would have reflected an increase of $268,000 from 1996. The increase was attributable to lower interest expense and the continuing trend of increased earnings from CPA(R):10's equity investment in the Marriott hotel properties. These effects were partially offset by a decrease in lease revenues that resulted from the termination of the Harvest Foods lease.

      Lease revenues (rental income from operating leases and interest income from direct financing leases) were stable for 1998 as compared with 1997. Annual cash flow has benefited from the $59,000 rent increase with EnviroWorks, Inc. that went into effect in April 1998. Rent increases are scheduled in 2000 on the Information Resources, Inc., Childtime Childcare, Inc. and Titan Corporation leases and in 2001 on the Warehouse Associates lease. CPA(R):10 will realize additional operating cash flow in the future if CPA(R):10 is able to re-lease any or all of the six vacant properties formerly leased to Harvest Foods, and if any new leases at these properties require the tenant to pay most or all of the property expenses. Solely as a result of paying off the subordinated mortgage on the former Harvest Foods properties, annual interest expense will decrease by $195,000. CalComp Technology, Inc., a tenant of a property in Austin, Texas, has announced its intention to liquidate and stopped paying rent in January 1999. A complaint has been filed against CalComp, and CPA(R):10 is seeking a judgment for all unpaid and future rents plus other associated costs. CPA(R):10 has also begun settlement discussions with CalComp in recognition of the fact that it is likely to take several months to obtain a judgment. There is no assurance that any settlement will be reached. Annual cash flow (rent less mortgage debt service) from the CalComp property is approximately $223,000. A potential lease termination settlement with CalComp could partially offset a reduction in rent from a replacement tenant as market rates for the property are less than CalComp's rent. CPA(R):10 expects that a substantial remarketing effort will be needed to find a new tenant.

      Because of the long-term nature of CPA(R):10's net leases, inflation and changing prices have not unfavorably affected CPA(R):10's revenues and net income. CPA(R):10's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides, or other periodic increases which are designed to increase lease revenues in the future.

      Financial Condition

      CPA(R):10 uses the cash flow from its net leases to fund dividends to shareholders and pay scheduled debt service payments on its limited recourse mortgage debt. CPA(R):10 maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on CPA(R):10's real estate portfolio. Cash balances decreased by $838,000 in 1998. A portion of the decrease resulted from the prepayment of a mortgage loan at a discount and the exercise of stock warrants to purchase common stock of a tenant company.

      Cash provided by operations of $7,068,000, which includes the interest component of debt service, was used to fund dividend payments of $5,232,000 and pay scheduled mortgage principal payments of $1,288,000. During 1998, the shareholders of CPA(R):10 approved a proposal to allow CPA(R):10, subject to the consent of the Advisor, to pay all or a portion of its asset management and performance fees in common stock in lieu of a cash payment. As a result of this amendment to the Advisory Agreement, CPA(R):10 converted liabilities to equity for unpaid performance fees of $4,371,000 that had been deferred by the Advisor. CPA(R):10 issued the Advisor 416,264 shares of its common stock at a price of $10.50 per share, with such per share price determined by an independent valuation of CPA(R):10's assets. This has allowed CPA(R):10 to enhance its liquidity by settling obligations in stock and to strengthen its balance sheet with the effect of more strongly aligning the interests of the Advisor with those of the shareholders. The Advisor is required to defer collection of performance fees for any period in which the cumulative dividend return is below 8% (based on the initial issuance price of $10) and cannot collect the fee until this cumulative return criterion is reached again. As of December 31, 1998, deferred performance fees, which are not contractually due because the cumulative return is below 8%, amount to $989,000.

      During 1998, CPA(R):10 exercised its warrants to purchase 81,460 shares of common stock in Titan Corporation, a tenant whose shares are publicly traded on the New York Stock Exchange. The warrants were granted to CPA(R):10 in connection with structuring the sale leaseback of the Titan property in 1991 and had an exercise price of $3.50 per share ($285,110). As of March 5, 1999, the quoted value of a share of Titan was $5 7/16. An integral part of CPA(R):10's acquisition strategy is to seek such equity participations when structuring or restructuring transactions. In 1997, CPA(R):10 received $286,000 in connection with the exercise and the sale of shares in a closely held tenant company, EnviroWorks, Inc. The exercise occurred because of a change in control in the tenant company's ownership. The lease had been structured to require the consent of CPA(R):10 to a change in control. An additional $254,000 from that warrant sale remains in escrow and will be released upon satisfaction of certain conditions.

      CPA(R):10 currently has no commitments to fund major capital outlays at its properties. CPA(R):10's leases with Kmart require that CPA(R):10 fund certain improvements from time to time. In addition, CPA(R):10 will consider funding tenant improvements at its six vacant properties if necessary to complete a long-term lease.

      In December 1998, CPA(R):10 used $250,000 to satisfy a $1,500,000 mortgage debt on the former Harvest properties. As noted, CPA(R):10 expects this to provide greater flexibility in remarketing the properties because CPA(R):10 can consider selling the properties. A balloon payment of $6,900,000 on a limited recourse loan collateralized by six properties leased to Wal-Mart Stores, Inc. which had been scheduled to be paid in January 1999 has been extended until May 1999 at which time a balloon payment of $6,855,000 will be due. CPA(R):10 is currently seeking to refinance this loan. In addition, a balloon payment of $1,574,000 is scheduled on the mortgage loan on the CalComp Technology property in August 1999. The CalComp loan is currently in default, but the lender has continued to accept monthly debt service payments and has not sought to accelerate the loan. CPA(R):10 has kept the mortgage current based on management's conclusion that the estimated value of the property is in excess of the loan balance.

      CPA(R):10's financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):10's other assets. This strategy has allowed CPA(R):10 to diversify its portfolio of properties and, thereby, limit the risk. In the event that a balloon payment comes due, CPA(R):10 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt. CPA(R):10 currently does not have sufficient cash reserves to pay off the loans. It does, however, have unused borrowing capacity as several of its properties are unleveraged, including a property leased to Safeway Stores Incorporated and its three Kmart retail properties. If necessary, CPA(R):10 could seek recourse financing as well.

      Two tenants, Warehouse Associates and Neodata Corporation have purchase options, exercisable in November 2000 and March 2001, respectively. Both options are exercisable at the greater of fair market value, as defined in the leases, and CPA(R):10's purchase price for the properties. CPA(R):10 has not received any indication whether either tenant intends to exercise its option. Annual cash flow from the Warehouse Associates and Neodata properties is $565,000 and $262,000, respectively.

      The ability of CPA(R):10 to sustain its current level of cash flow is subject to the ability of CPA(R):10 to successfully lease or sell six vacant properties that were leased to Harvest Foods and re-lease the CalComp property. In April 1997, CPA(R):10 reduced its dividend rate in order to maintain an appropriate level of cash reserves. Since this reduction, the Board of Directors has subsequently approved consecutive increases in the quarterly dividend rate. Management projects that the dividend rate can continue to increase at moderate levels. This is subject, however, to the resolution of uncertainties related to the remarketing of the CalComp and former Harvest Foods properties.

      In connection with the purchase of its properties, CPA(R):10 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):10's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):10's leases generally require tenants to indemnify CPA(R):10 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):10 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):10 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R):10, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):10's financial condition, liquidity or results of operations.

      The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. CPA(R):10 has no computer systems of its own, but is dependent upon the systems maintained by an affiliate of its Advisor and certain other third parties including its banks and transfer agent.

      CPA(R):10 and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. In 1998, CPA(R):10, its Advisor, and affiliates commenced an assessment of their local area network of personal computers and related equipment and are in the process of replacing or upgrading the equipment that has been identified as not being Year 2000 compliant. The program is expected to be substantially completed in the second quarter of 1999. CPA(R):10 and its affiliates have also engaged outside consultants experienced in diagnosing systems and software applications and addressing Year 2000 issues, and with the help of these consultants currently are remediating as necessary.

      At the same time, CPA(R):10, its Advisor, and affiliates are evaluating their applications software, all of which are commercial "off the shelf" programs that have not been customized. During 1998, CPA(R):10 commenced a project to select a comprehensive integrated real estate accounting and asset management software package to replace its existing applications. A commercial Windows-based integrated accounting and asset management based application is being tested and installation is scheduled to be completed during the third quarter of 1999. This software has been designed to use four digits to define a year. Because CPA(R):10's primary operations consist of investing in and receiving rents on long-term net leases of real estate, while the failure of the Advisor and its affiliates to correct fully Year 2000 issues could disrupt its administrative operations, the resulting disruptions would not likely have a material impact on CPA(R):10's results of operations, financial condition or liquidity. Contingency plans to address potential disruptions are in the process of being developed. CPA(R):10's share of costs associated with required modifications to become Year 2000 compliant is not expected to be material to CPA(R):10's financial position. CPA(R):10's share of the estimated total cost of the Year 2000 project is expected to be approximately $65,000, of which $43,000 have been incurred to date.

      Although CPA(R):10 believes that it will address its internal Year 2000 issues in a timely manner, there is a risk that the inability of third-party suppliers and lessees to meet Year 2000 readiness issues could have an adverse impact on CPA(R):10. CPA(R):10 and its affiliates have identified their critical suppliers and are requiring that these suppliers communicate their plans and progress in addressing Year 2000 readiness. The most critical processes provided by third-party suppliers are CPA(R):10's banks and transfer agent. CPA(R):10's operations may be significantly affected if such providers are ineffective or untimely in addressing Year 2000 issues.

      CPA(R):10 has contacted each of its lessees regarding Year 2000 readiness and has emphasized the need to address Year 2000 issues. Generally, lessees are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, CPA(R):10 believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by lessees rather than CPA(R):10. The major risk to CPA(R):10 is that Year 2000 issues have such an adverse effect on the financial condition of a lessee that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, CPA(R):10 may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. CPA(R):10 believes that SFAS No. 133 will not have a material impact on the consolidated financial statements.

                        REPORT of INDEPENDENT ACCOUNTANTS

      To the Board of Directors of
      Corporate Property Associates 10 Incorporated and Subsidiaries:

            In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 10 Incorporated and Subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the schedule of real estate and accumulated depreciation presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      /s/ PricewaterhouseCoopers LLP

      New York, New York
March 5, 1999

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1998

                                                            1997               1998
                                                            ----               ----
      ASSETS:

Real estate leased to others:
   Accounted for under the
     operating method
        Land                                            $ 19,370,043        $ 19,370,043
        Buildings                                         81,728,919          81,728,919
                                                        ------------        ------------
                                                         101,098,962         101,098,962
        Accumulated depreciation                          11,498,122          13,541,345
                                                        ------------        ------------
                                                          89,600,840          87,557,617
   Net investment in direct financing leases              16,758,447          16,758,447
                                                        ------------        ------------
        Real estate leased to others                     106,359,287         104,316,064
Equity investment                                         11,657,088          12,382,287
Cash and cash equivalents                                  2,608,523           1,770,478
Other assets, net of accumulated amortization of
   $100,712 and $145,939 in 1997 and 1998 and
   reserve for uncollected rents of $107,223 and
   $214,847 in 1997 and 1998                                 414,332             787,077
                                                        ------------        ------------

        Total assets                                    $121,039,230        $119,255,906
                                                        ============        ============

      LIABILITIES:

Limited recourse mortgage notes payable                 $ 61,536,571        $ 58,748,585
Accrued interest                                             678,446             472,220
Accounts payable and accrued expenses                        245,126             479,388
Accounts payable to affiliates                             5,523,241           1,912,233
Dividends payable                                                              1,348,268
Prepaid rental income                                                             27,365
                                                        ------------        ------------
        Total liabilities                                 67,983,384          62,988,059
                                                        ------------        ------------

Minority interest                                          3,870,416           3,665,708
                                                        ------------        ------------
Commitments and contingencies

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
   40,000,000 shares; 7,217,294 and 7,633,558 shares
   issued and outstanding at December 31, 1997 and 1998        7,217               7,633
Additional paid-in capital                                62,160,058          66,530,408
Dividends in excess of accumulated earnings              (12,893,753)        (13,993,711)
Accumulated other comprehensive income                                           155,589
                                                        ------------        ------------
                                                          49,273,522          52,699,919
Less, common stock in treasury at cost,
   10,652 and 11,902 shares at
   December 31, 1997 and 1998                                (88,092)            (97,780)
                                                        ------------        ------------
        Total shareholders' equity                        49,185,430          52,602,139
                                                        ------------        ------------
        Total liabilities and
           shareholders' equity                         $121,039,230        $119,255,906
                                                        ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 1996, 1997 and 1998

                                                                1996              1997             1998
                                                                ----              ----             ----
Revenues:
   Rental income                                            $11,812,148      $11,888,835     $12,152,866
   Interest income from direct financing leases               3,362,406        2,407,527       2,196,996
   Other interest income                                        331,194          231,946         103,928
   Other income                                                                  137,314           8,611
                                                            -----------      -----------     -----------
                                                             15,505,748       14,665,622      14,462,401
                                                            -----------      -----------     -----------
Expenses:
   Interest                                                   7,911,209        6,467,266       6,130,144
   Depreciation                                               2,007,557        2,023,890       2,043,223
   General and administrative                                   965,983        1,176,887       1,334,847
   Property expenses                                          2,008,468        2,028,904       2,339,075
   Amortization                                                  56,329           71,215          45,227
   Writedown to fair value                                    1,753,139
                                                            -----------      -----------     -----------
                                                             14,702,685       11,768,162      11,892,516
                                                            -----------      -----------     -----------
     Income before minority interest,
        equity income, gain on sale
        and extraordinary items                                 803,063        2,897,460       2,569,885

Minority interest in income                                    (583,283)        (607,472)       (636,617)
                                                            -----------      -----------     -----------
     Income before equity income, gain
        on sale and extraordinary items                         219,780        2,289,988       1,933,268

Income from equity investment                                 1,718,797        1,806,760       1,908,256
                                                            -----------      -----------     -----------
     Income before gains on sales and
        extraordinary items                                   1,938,577        4,096,748       3,841,524

Gain on sale of securities                                                       285,987
Subordinated disposition fees                                                   (753,156)
Gain on sale of real estate                                   1,051,823          105,131
                                                            -----------      -----------     -----------
     Income before extraordinary items                        2,990,400        3,734,710       3,841,524

Extraordinary gains                                                            3,850,490       1,638,375
                                                            -----------      -----------     -----------
        Net income                                          $ 2,990,400      $ 7,585,200     $ 5,479,899
                                                            ===========      ===========     ===========
Basic earnings per common share:
  Income before extraordinary item                                 $.41            $ .52           $ .52
  Extraordinary Item                                                                 .53             .22
                                                                   ----            -----           -----
  Net income per common share                                      $.41            $1.05           $ .74
                                                                   ====            =====           =====

Weighted average shares outstanding                           7,206,642        7,206,642       7,408,957
                                                              =========        =========      ==========

The accompanying notes are an integral part of the consolidated financial statements

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1996, 1997 and 1998

                                                                          Dividends In      Accumulated
                                            Additional                     Excess Of           Other
                                 Common      Paid-in       Comprehensive   Accumulated     Comprehensive   Treasury
                                 Stock       Capital           Income      Earnings            Income        Stock        Total
                              ----------  --------------  ---------------  --------      ----------------  ---------   -----------
Balance at
  December 31, 1995             $7,217      $62,160,058                     $(12,193,839)                  $(88,092)   $49,885,344

Dividends                                                                     (5,981,514)                               (5,981,514)

Comprehensive income:
  Net income                                                $2,990,400         2,990,400                                 2,990,400
                                ------      -----------     ==========      ------------                   --------    -----------

Balance at
  December 31, 1996              7,217       62,160,058                      (15,184,953)                   (88,092)    46,894,230

Dividends                                                                     (5,294,000)                               (5,294,000)

Comprehensive income:
  Net income                                                $7,585,200         7,585,200                                 7,585,200
                                ------      -----------     ==========      ------------                   --------    -----------

Balance at
  December 31, 1997              7,217       62,160,058                      (12,893,753)                   (88,092)    49,185,430

416,264 shares issued,
  $.001 par                        416        4,370,350                                                                  4,370,766

Dividends                                                                     (6,579,857)                               (6,579,857)

Repurchase of 1,250
  shares                                                                                                     (9,688)        (9,688)

Comprehensive income:
  Net income                                                $5,479,899         5,479,899                                 5,479,899
  Other comprehensive
    income:
    Unrealized appreciation,
      of marketable
      securities for 1998                                      155,589                         $155,589                    155,589
                                                            ----------
                                                            $5,635,488
                                                            ==========
                                ------      -----------                     ------------       --------    --------   ------------
Balance at
  December 31, 1998             $7,633      $66,530,408                     $(13,993,711)      $155,589    $(97,780)   $52,602,139
                                ======      ===========                     ============       ========    ========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

              For the years ended December 31, 1996, 1997 and 1998

                                                                1996              1997              1998
                                                                ----              ----              ----
Cash flows from operating activities:
   Net income                                             $  2,990,400      $  7,585,200      $  5,479,899
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                           2,063,886         2,095,105         2,088,450
     Straight-line adjustments and other noncash
        rent adjustments                                       104,180            74,577             8,811
     Minority interest in income                               583,283           607,472           636,617
     Income from equity investment in excess of
        dividends received                                    (584,527)         (640,380)         (725,199)
     Extraordinary gains                                                      (3,850,490)       (1,638,375)
     Provision for uncollected rents                                             107,223           107,624
     Writedown to fair value                                 1,753,139
     Gain on sale of real estate and securities             (1,051,823)         (391,118)
     Accrual of subordinated disposition fees                                    753,156
      Net change in operating assets and liabilities         1,593,498           926,034         1,109,826
                                                          ------------      ------------      ------------
          Net cash provided by operating activities          7,452,036         7,266,779         7,067,653
                                                          ------------      ------------      ------------

Cash flows from investing activities:
   Additional capitalized costs                               (370,043)
   Proceeds from sales of real estate and securities        13,733,825         1,480,259
   Purchase of marketable securities                                                              (285,110)
   Issuance of note receivable in connection with sale        (560,750)
   Payments received on note receivable                        450,000           110,750
                                                          ------------      ------------      ------------
          Net cash provided by (used in)
            investing activities                            13,253,032         1,591,009          (285,110)
                                                          ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from mortgages                                   2,510,660
   Advances on line of credit                                2,480,000         1,600,000
   Payments on mortgage principal                           (1,141,876)       (1,172,236)       (1,287,986)
   Prepayments of mortgage payable and
     advances on line of credit                            (13,347,113)       (7,050,000)         (250,000)
   Deferred financing costs                                   (226,790)
   Purchase of treasury stock                                                                       (9,688)
   Distributions paid to minority partners                    (795,196)         (785,583)         (841,325)
   Dividends paid                                           (5,981,514)       (5,294,000)       (5,231,589)
                                                          ------------      ------------      ------------
          Net cash used in financing activities            (16,501,829)      (12,701,819)       (7,620,588)
                                                          ------------      ------------      ------------

          Net increase (decrease) in cash
            and cash equivalents                             4,203,239        (3,844,031)         (838,045)

   Cash and cash equivalents, beginning of year              2,249,315         6,452,554         2,608,523
                                                          ------------      ------------      ------------

   Cash and cash equivalents, end of year                 $  6,452,554      $  2,608,523      $  1,770,478
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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                CONSOLIDATED STATEMENTS of CASH FLOWS, Continued

              For the years ended December 31, 1996, 1997 and 1998

Schedule of noncash operating, investing and financing activity:

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
                                                           ===========

B. During the year ended December 31, 1998, the Company issued 416,264 shares of common stock to the Advisor in settlement of $4,370,766 of performance fees that had been voluntarily deferred by the Advisor.

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

      Basis of Consolidation:

          The consolidated financial statements include the accounts of Corporate Property Associates 10 Incorporated, its wholly-owned subsidiaries, and controlling interests in two limited partnerships (collectively, the "Company") in which the Company is general partner with an affiliate, Corporate Property Associates 9, L.P. ("CPA(R):9") owning the minority interest as the limited partner. All material inter-entity transactions have been eliminated.

        Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

        Cash Equivalents:

          The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1997 and 1998 were held in the custody of two financial institutions, and which at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

          The Company's marketable equity securities, which consist of 81,460 shares of common stock of the Titan Corporation, are classified as available-for-sale securities and are reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholders' equity (accumulated other comprehensive income) until realized. As of December 31, 1998, the Company's cost basis in Titan Corporation common stock was $285,110 and at fair value reflected unrealized appreciation of $155,589 at that date.

        Earnings Per Share:

          The Company has a simple equity capital structure, with only common stock outstanding. As a result, the Company has presented basic per-share amounts only in the accompanying consolidated financial statements.

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        Operating Segments:

          The Financial Accounting Standards Board ("FASB") issued statement of
             Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131, effective for fiscal year beginning after December 15, 1997, establishes accounting standards for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the definitions of an operating segment in SFAS No. 131, the Company has concluded that it engages in a single operating segment.

        Reclassification:

          Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 financial statement presentation.

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


  3.    Transactions with Related Parties:

          The Company's asset management and performance fees are both 1/2 of 1% per annum of Average Invested Assets, as defined in the Prospectus of the Company. Asset management fees were $858,793, $746,250 and $807,050 in 1996, 1997 and 1998, respectively, with performance fees for such periods in like amounts. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share). For the period subsequent to September 30, 1997 the cumulative dividend return criterion has not been met and performance fees aggregating $988,631 are not currently payable until such time as the dividend return criterion is achieved again. Accrued performance fees are included in accounts payable to affiliates in the accompanying consolidated financial statements.

          In June 1998, the Company's shareholders approved a proposal to allow the Company, subject to the consent of the Advisor, to pay fees to the Advisor in stock rather than cash. In connection with such approval, the Company issued 416,264 shares of common stock to the Advisor in settlement of accrued performance fees of $4,370,766, the collection of which had previously been voluntarily deferred by the Advisor. The stock is subject to certain restrictions and will vest ratably over a five-year period. The Advisor receives dividends on its restricted shares and has the right to vote its shares currently. In issuing the shares, the Company used a per share value of $10.50. This per share value was based on an independent valuation of the Company's real estate assets at December 31, 1997.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $378,221, $600,514 and $603,846 in 1996, 1997 and 1998, respectively.

          The Advisor will be entitled to receive subordinated disposition fees measured based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Affiliate's interest in such disposition fees amounts to $789,156 through December 31, 1998. Payment of such amount, however, cannot be made until the subordination provisions are met. In 1997, Management concluded that payment of such disposition fees is probable. Such amount is included in accounts payable to affiliates in the accompanying consolidated financial statements as of December 31, 1997 and 1998.

          Pursuant to the advisory agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets and 25% of net income) as defined in the Prospectus, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions.

          In connection with the refinancing of one of the Company's mortgages,
             W. P. Carey & Co., Inc. ("W. P. Carey") received $54,000 in 1996 as a financing fee. No acquisition, structuring or mortgage financing fees were paid in 1997 and 1998.

          For the years ended December 31, 1996, 1997 and 1998, fees aggregating
             $27,585, $52,609 and $39,602, respectively, were incurred for legal services provided by a firm in which the Secretary, until July 1997, of the Company is a partner.

          The Company is a participant in an agreement with W. P. Carey and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W. P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Expenses incurred in 1996, 1997 and 1998 were $132,207, $115,002 and $97,128, respectively.

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

  4.    Real Estate Leased to Others Accounted for Under the Operating Method:

          Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $11,020,000 in 1999, $11,026,000 in 2000, $10,783,000 in 2001; $10,183,000 in
             2002; $9,952,000 in 2003; and aggregate approximately $93,178,000 through 2016.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          Contingent rents were approximately $586,000, $995,000 and $1,202,000 in 1996, 1997 and 1998, respectively.

  5.    Net Investment in Direct Financing Leases:

          Net investment in direct financing leases is summarized as follows:

                                                                  December 31,
                                                                  ------------
                                                             1997                  1998
                                                             ----                  ----
                  Minimum lease payments
                    receivable                           $37,699,586           $35,640,462
                  Unguaranteed residual value             16,886,552            16,886,552
                                                         -----------           -----------
                                                          54,586,138            52,527,014
                  Less, Unearned income                   37,827,691            35,768,567
                                                         -----------           -----------
                                                         $16,758,447           $16,758,447
                                                         ===========           ===========

          Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,059,000 in each of the years 1999 through 2003 and aggregate approximately $35,640,000 through 2017.

          Contingent rents were approximately $132,000 in each of the years 1996 and 1997 and $138,000 in 1998.

          The Company is committed under long-term ground leases that have expiration dates ranging from June 2004 to January 2011. Future minimum ground lease rent obligations aggregate approximately $1,434,000.

  6.    Mortgage Notes Payable:

          Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $87,402,000. As of December 31, 1998, mortgage notes payable have interest rates varying from 8.75% to 10.7% per annum and mature between 1999 and 2013.

          Scheduled principal payments during each of the five years following
             December 31, 1998 and thereafter are as follows:

            Year Ending December 31,
            ------------------------
               1999                                        $ 9,745,503
               2000                                         22,890,440
               2001                                          8,161,753
               2002                                            995,618
               2003                                          8,828,657
               Thereafter                                    8,126,614
                                                           -----------
                  Total                                    $58,748,585
                                                           ===========

          Interest paid was $8,208,210, $6,342,805 and $6,142,995, in 1996, 1997
             and 1998, respectively.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

  7.    Dividends:

          Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1996, 1997 and 1998, dividends paid per share reported for tax purposes were as follows:

                             1996                 1997               1998
                             ----                 ----               ----
   Ordinary income          $ .49                $ .59              $ .70
   Capital gains                                   .03
   Return of capital          .34                  .11                .01
                            -----                -----              -----
                            $ .83                $ .73              $ .71
                            =====                =====              =====

        A dividend of $.1769 per share ($1,348,268) for the quarter ended
             December 31, 1998 was declared in December 1998 and paid in January 1999.

  8.    Lease Revenues:

          The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues are as follows:

                                                    1996               1997              1998
                                                    ----               ----              ----
Per Statements of operations:
   Rental income from operating leases            $11,812,148      $11,888,835        $12,152,866
   Interest income from direct financing leases     3,362,406        2,407,527          2,196,996
Adjustments:
   Rental income attributable to
      minority interests                           (1,917,313)      (1,927,963)        (1,942,872)
   Share of interest income from equity
      investment's direct financing lease           4,342,921        4,387,948          4,432,772
                                                  -----------      -----------        -----------
                                                  $17,600,162      $16,756,347        $16,839,762
                                                  ===========      ===========        ===========

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          For the years ended December 31, 1996, 1997 and 1998, the Company earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                        1996      %           1997      %         1998      %
                                        ----     ----         ----     ----       ----     --
Marriott International, Inc. (1)    $ 4,342,921   25%     $ 4,387,948   26%   $ 4,432,772   26%
Information Resources
  Incorporated (2)                    2,916,014   17        2,916,014   17      2,916,014   17
Titan Corporation (2)                 2,019,033   11        2,065,826   12      2,131,336   13
New WAI, L.P./
  Warehouse Associates                1,483,640    8        1,452,530    9      1,452,700    9
EnviroWorks, Inc.                     1,387,757    8        1,387,757    8      1,431,656    8
Wal-Mart Stores, Inc.                   994,433    6          970,948    6      1,013,389    6
Kmart Corporation                       823,301    5          860,465    5        898,077    5
Childtime Childcare Inc.                742,458    4          800,205    5        805,454    5
Neodata Corporation                     574,435    3          587,728    4        588,563    4
CalComp Technology, Inc.                381,412    2          443,024    3        446,366    3
US West Communications, Inc.            222,600    1          222,600    1        222,600    1
Kroger Co. (3)                                                164,555    1        206,806    1
Affiliated Foods Southwest,
  Inc. (3)                                                     51,953             145,679    1
Safeway Stores Incorporated             167,212    1          141,750    1        141,750    1
Harvest Foods, Inc. (3)               1,239,206    7          302,044    2
Other                                   305,740    2            1,000               6,600
                                    -----------  ----     -----------  ----   -----------  ----
                                    $17,600,162  100%     $16,756,347  100%   $16,839,762  100%
                                    ===========  ====     ===========  ====   ===========  ====

(1) Represents the Company's share of revenue from its 23.7% equity interest in Marcourt Investments Incorporated.
(2)   Net of the minority interest attributable to CPA(R):9.
(3) Net of ground lease expense of approximately $158,000 for each of the years 1996 through 1998.

  9.    Equity Investment in Marcourt Investments Incorporated:

          The Company owns an approximate 23.7% interest in Marcourt Investments
             Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized audited financial information of Marcourt is as follows:

      (In thousands)
                                                    Year Ended December 31,
                                               ---------------------------------
                                               1996           1997          1998
                                               ----           ----          ----
      Assets                                 $149,694      $149,413      $149,150
      Liabilities                             106,002       102,826        99,315
      Shareholders' equity                     43,692        46,587        49,835

      Revenues                                 18,549        18,650        18,743
      Interest and other expenses              11,097        10,827        10,496
      Net income                                7,452         7,823         8,247

      Dividends paid                            4,793         4,929         4,999
      Cash provided from operating activities   7,482         7,839         8,357

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.   Gains on Sale of Real Estate and Securities:

      1996

          In January and February 1996, the Company sold properties in Glendale,
             Arizona and Escondido, California leased to Safeway Stores, Incorporated for $5,400,000 at a net loss of $11,017.

          In March 1996, the Company sold a property in Buffalo, New York to its lessee, Empire of America Realty Credit Corp. ("Empire") for $8,500,000 pursuant to an irrevocable purchase offer. Empire was required to make an irrevocable purchase offer because it notified the Company of its intention to vacate the property, an event of default under the lease. In Connection with the sale, the Company recognized a gain of $558,665.

          In May 1996, the Company sold a property in Charlotte, North Carolina leased to Best Buy Co., Inc. for $3,250,000 and recognized a gain of $504,175.

      1997

          During 1997, the Company sold three properties formerly leased to Harvest Foods, Inc. ("Harvest") and recognized a gain on sales of $105,131 (see Note 11).

          In March 1995, the Company entered into a net lease with EnviroWorks
             Inc. ("EnviroWorks") at which time it received warrants to purchase 577,000 shares of EnviroWork's common stock with an exercise price of $1.50 per share. In connection with consenting to the acquisition of EnviroWork's parent company in December 1997 by Fiskars, Inc., the Company exercised the warrants and simultaneously sold the shares for $539,867, realizing a gain on sale of $285,987 with the remaining $253,880 of the sales proceeds placed in an escrow account. As of December 31, 1998, the remaining $253,880 remains in escrow and will be released to the Company upon satisfaction of certain conditions under the acquisition agreement. Until such funds are released, no gain on the remaining funds will be recognized.

11.   Harvest Foods, Inc.:

          In February 1992, the Company and Carey Institutional Properties,
             Incorporated ("CIP(R)"), an affiliate, purchased as tenants-in-common, each with undivided 50% ownership interests, 13 supermarkets and two office buildings and entered into a master lease with Harvest Foods, Inc. ("Harvest"), as lessee. In connection with the purchase, the Company and CIP(R) obtained $12,265,000 of limited recourse mortgage financing from two lenders consisting of a first priority limited recourse mortgage loan of $9,265,000 and a subordinated limited recourse mortgage loan of $3,000,000 from an affiliate of Harvest (of which the Company's share was $4,632,500 and $1,500,000).

          In June 1996, Harvest filed a voluntary bankruptcy petition. In March
             1997, the Bankruptcy Court approved Harvest's motion to terminate the master lease. Under its ruling, the Bankruptcy Court allowed the Company and CIP(R) to establish an unsecured claim for lease rejection damages at $10,000,000. Harvest subsequently vacated the properties. Because of the Company's expectation at that time that future cash flow from the properties would be reduced, Management concluded that there had been an impairment to the value of the properties. Based on a writedown of the Company's interest in the properties to an estimated fair value of $8,250,000, the Company incurred a noncash charge of $1,753,139 in 1996.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

          During 1997, the Company and CIP(R) entered into net leases with The
             Kroger Co. for two supermarkets in Conway and North Little Rock, Arkansas and with Affiliated Foods Southwest, Inc. ("Affiliated") for three supermarkets in Hope and Little Rock, Arkansas. In August 1998, the Company and CIP(R) entered into a lease with Affiliated for a fourth supermarket in Little Rock. In September 1997 the Company and CIP(R) sold three properties for $2,400,000 (of which the Company's share was $1,200,000). In connection with the sales, the Company recognized a gain of $105,131.

          In June 1997, the Company and CIP(R) paid off the first priority mortgage loan. The lender accepted a payment of $7,700,000 as a settlement of an outstanding balance of $8,554,894. In connection with its portion of the prepayment,$3,850,000, the Company recognized an extraordinary gain on the extinguishment of debt of $427,448.

          On December 22, 1998, the holder of the $3,000,000 subordinated mortgage note agreed to accept a payment of $500,000 from the Company and CIP(R) in satisfaction of the mortgage loan obligation of $3,000,000 and accrued interest of $776,750. In connection with its $250,000 share of the payoff of the subordinated mortgage loan, the Company recognized an extraordinary gain on the extinguishment of its share of the debt of $1,638,375 in 1998.

12.   Accounting Pronouncement:

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
             Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all quarters of fiscal years beginning after June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.   Property in Stamford, Connecticut:

          In January 1991, the Company and an affiliate, Corporate Property
             Associates 9, L.P. ("CPA(R):9") formed a limited partnership with a 68.085% general partnership interest, and a 31.915% limited partnership interest, respectively, and purchased a property in Stamford Connecticut and assumed an existing net lease, as lessor, with Xerox Corporation ("Xerox"). A limited recourse mortgage loan assumed in connection with the purchase was scheduled to mature on September 1, 1995 with a balloon payment due at that time.

          In 1995, Xerox did not renew the lease and the Company was unsuccessful in its efforts to remarket the property and find a new lessee. The Company concluded that the fair value was less than the outstanding balance of the mortgage loan, and attempted to negotiate a restructuring of the loan, however, the lender did not agree to any of the Company's proposals.

          In December 1996, the Boards of Directors of the Corporate General
             Partner of CPA(R):9 and the Company approved a transaction that allowed the Company to transfer the Company's entire general partnership interest in the limited partnership to CPA(R):9 for nominal consideration. The transfer allowed the Company to recognize a capital loss for tax purposes in 1996, partially offsetting gains from the sale of other properties. For financial reporting purposes, a gain of $3,423,043 resulting from the transfer of liabilities in excess of assets was deferred pending the disposition of the Stamford property by CPA(R):9. In September 1997, the lender completed a foreclosure action at which time CPA(R):9's ownership of the property was transferred to the lender in satisfaction of the mortgage debt, and, as a result, the conditions requiring the Company's deferral of the gain were eliminated. Accordingly, the Company recognized an extraordinary gain in 1997 of $3,423,043.

14.   Disclosures About Fair Value of Financial Instruments:

          The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

          The Company estimates that the fair value of mortgage notes payable at December 31, 1997 and 1998 was approximately $63,061,000 and $62,161,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

          In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock or limited partnership units of the lessee or lease guarantor. To the extent that the lessee is not a publicly traded entity, the warrants are judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of warrants for closely held entities. During 1998, the Company exercised its warrants to purchase 81,460 shares of stock of the Titan Corporation ("Titan"), a publicly traded company, at $3.50 per share. The warrants had been scheduled to expire in July, 1998.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998



                                                        Initial Cost to              Costs
                                                           Company                Capitalized        Decrease in
                                                    -----------------------      Subsequent to          Net
           Description          Encumbrances        Land          Buildings      Acquisition (a)   Investments(b)
           -----------         --------------       ----          ---------      ---------------   --------------
  Operating Method:
 Office/repair facility
   leased to The
   US West
   Communications, Inc.                            $   498,557      $ 1,563,299      $    45,465
 Office buildings leased to
   Information
   Resources, Inc.                 $22,108,985       4,992,173       26,857,893        3,792,980
 Retail stores leased
   to Kmart Corporation                              2,896,663        4,308,345          821,510
 Land leased to Childtime
   Childcare, Inc.                     990,665       2,279,146                               957
 Office building leased
   to Titan Corporation             10,008,387       3,906,546       15,883,454           17,948
 Retail stores leased to
   Wal-Mart Stores, Inc.             6,910,413         807,423        6,864,802           87,746
 Supermarket leased
   to Safeway Stores
   Incorporated                                        334,595          943,790           14,621
 Office/manufacturing
   facilities leased to CalComp
   Technology, Inc.                  1,610,688         751,453        2,536,047
 Manufacturing/warehouse/
   office facilities leased to
   Neodata Services, Inc.            2,622,446         379,917          497,114        3,159,798
 Manufacturing/distribution
   facility leased to
   EnviroWorks, Inc.                 5,360,400       1,045,856                        10,135,098
 Retail stores - vacant                                808,800        4,246,200            1,172     $(1,071,034)
 Supermarkets leased
   to Affiliated Foods
   Southwest, Inc.                                     343,120        1,801,380              497        (454,369)
                                   -----------     -----------      -----------      -----------     -----------
                                  $ 49,611,984     $19,044,249      $65,502,324      $18,077,792     $(1,525,403)
                                  ============     ===========      ===========      ===========     ===========

                                                                                                                      Life on which
                                                                                                                       Depreciation
                                      Gross Amount at which Carried                                                     in Latest
                                         at Close of Period  (c)                                                       Statement of
                                 ---------------------------------------   Accumulated                                  Operations
           Description           Land         Buildings          Total     Depreciation    Date Acquired               is Computed
           -----------           ----         ---------          -----     ------------    -------------               -----------
  Operating Method:
 Office/repair facility
   leased to The
   US West                                                                                  September 18,
   Communications, Inc.          $   509,550    $ 1,597,771   $ 2,107,321   $  331,121          1990                    40 yrs.
 Office buildings leased to
   Information                                                                              September 28,
   Resources, Inc.                 4,992,731     30,650,315    35,643,046    6,095,679          1990                    40 yrs.
 Retail stores leased                                                                       October 19 & 29,
   to Kmart Corporation            2,944,072      5,082,446     8,026,518      950,396          1990                    40 yrs.
 Land leased to Childtime                                                                   January 4,
   Childcare, Inc.                 2,280,103                    2,280,103                       1991                    N/A
 Office building leased
   to Titan Corporation            3,910,145     15,897,803    19,807,948    2,964,184      July 9, 1991                40 yrs.
 Retail stores leased to                                                                    December 19,
   Wal-Mart Stores, Inc.             816,658      6,943,313     7,759,971    1,222,296          1991                    40 yrs.
 Supermarket leased
   to Safeway Stores                                                                        December 19,
   Incorporated                      340,274        952,732     1,293,006      167,717          1991                    40 yrs.
 Office/manufacturing
   facilities leased to CalComp
   Technology, Inc.                  751,453      2,536,047     3,287,500      420,033      May 28, 1992                40 yrs.
 Manufacturing/warehouse/
   office facilities leased to
   Neodata Services, Inc.            379,917      3,656,912     4,036,829      371,191      October 1, 1992             40 yrs.
 Manufacturing/distribution
   facility leased to
   EnviroWorks, Inc.               1,045,856     10,135,098    11,180,954      834,034      March 22, 1995              40 yrs.
 Retail stores - vacant              982,482      3,002,655     3,985,137      129,678      February 21, 1992           40 yrs.
 Supermarkets leased
   to Affiliated Foods
   Southwest, Inc.                   416,802      1,273,827     1,690,629       55,016      February 21, 1992           40 yrs.
                                 -----------    -----------  ------------  -----------
                                 $19,370,043    $81,728,919  $101,098,962  $13,541,345
                                 ===========    ===========  ============  ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1998

                                               Initial Cost to         Costs
                                                   Company          Capitalized      Decrease In
                                              ------------------   Subsequent to         Net
         Description        Encumbrances     Land      Buildings  Acquisition (a)   Investment (b)
         -----------       --------------    ----      ---------  ---------------   --------------
Direct Financing Method:

 Daycare centers
  leased to Childtime
  Childcare, Inc.           $ 1,427,719               $ 3,284,644   $     1,379

 Office/warehouse
  facility leased
  to New WAI L.P./
  Warehouse Associates        7,708,882    $ 307,745   10,442,255     1,277,029

 Supermarket leased
  to Kroger Company.                         251,760    1,321,740                     $(128,105)
                            -----------    ---------  -----------    ----------       ---------
                            $ 9,136,601    $ 559,505  $15,048,639   $ 1,278,408       $(128,105)
                            ===========    =========  ===========   ===========       =========

                            Gross Amount at which Carried
                            at Close of Period  (c)
                            -----------------------------
         Description                                  Total       Date Acquired
         -----------                                  -----       -------------
Direct Financing Method:

 Daycare centers
  leased to Childtime
  Childcare, Inc.                               $ 3,286,023       January 4, 1991

 Office/warehouse
  facility leased
  to New WAI L.P./
  Warehouse Associates                           12,027,029       March 27, 1991

 Supermarket leased
  to Kroger Company.                              1,445,395       February 21, 1992
                                                -----------
                                                $16,758,447
                                                ===========

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

(c) At December 31, 1998, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $64,156,194.

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                            December 31,             December 31,
                                                                 1997                    1998
                                                            ------------             ------------
        Balance at beginning
           of year                                          $ 95,423,196             $101,098,962

        Additions

        Dispositions                                          (1,062,938)

        Reclassification from investment in
           direct financing lease                              6,738,704
                                                            ------------             ------------

        Balance at close of
           year                                             $101,098,962             $101,098,962
                                                            ============             ============

                   Reconciliation of Accumulated Depreciation

                                                            December 31,             December 31,
                                                                 1997                    1998
                                                            ------------             ------------
        Balance at beginning
           of year                                           $ 9,484,029              $11,498,122

        Depreciation expense                                   2,023,890                2,043,223

        Dispositions                                              (9,797)
                                                            ------------             ------------

        Balance at close of
           year                                              $11,498,122              $13,541,345
                                                             ===========              ===========

PROPERTIES
--------------------------------------------------------------------------------

NAME OF LEASE                                                                      TYPE OF OWNERSHIP
      OBLIGOR               TYPE OF PROPERTY              LOCATION                      INTEREST
-------------               ----------------              --------                 -----------------
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

NEW WAI, L.P./              Office/Warehouse              Lima, Ohio               Ownership of land and
WAREHOUSE                   Facility                                               buildings (1)
ASSOCIATES

TITAN CORPORATION           Office Building               San Diego,               Ownership of an 81.46%
                                                          California               interest in a Limited
                                                                                   Partnership owning land
                                                                                   and building (1)


NAME OF LEASE                                                                      TYPE OF OWNERSHIP
      OBLIGOR               TYPE OF PROPERTY              LOCATION                      INTEREST
-------------               ----------------              --------                 -----------------
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

Vacant                      Retail Stores                 Little Rock,             Ownership of a 50%
                            -6 locations                  Hot Springs,             interest in land
                                                          Texarakana and           and buildings
                                                          Jonesboro, Arkansas;     except as noted (1)(2)
                                                          Ruston, Louisiana;
                                                          Clarksdale,
                                                          Mississippi

KROGER CO.                  Supermarkets                  North Little Rock
                            - 2 locations                 and Conway, Arkansas     Ownership of a 50%
                                                                                   interest in land
                                                                                   and buildings
                                                                                   except as noted (1)(2)

AFFILIATED FOODS            Supermarkets                  Little Rock - 3, and     Ownership of a 50%
SOUTHWEST, INC.             - 4 locations                 Hope, Arkansas           interest in land
                                                                                   and buildings
                                                                                   except as noted (1)(2)

CALCOMP TECH-               Office/                       Austin,                  Ownership of a 50%
NOLOGY, INC.                Manufacturing                 Texas                    interest in land and
                            Facility                                               buildings (1)

NAME OF LEASE                                                                      TYPE OF OWNERSHIP
      OBLIGOR               TYPE OF PROPERTY              LOCATION                      INTEREST
-------------               ----------------              --------                 -----------------
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

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

            Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1998, there were 4,393 holders of record of the Shares of the Company.

            The Company is required to distribute annually its distributable REIT taxable income, as to maintain its status as a REIT.

            In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The following shows the frequency and amount of dividends paid since 1995.

                               Cash Dividends Paid Per Share
                               -----------------------------
                               1996            1997         1998
                              -------        -------       -------
               First quarter  $.20750        $.20750       $.17610
               Second quarter  .20750         .17550        .17630
               Third quarter   .20750         .17570        .17650
               Fourth quarter  .20750         .17590        .17670
                              -------        -------       -------
                              $.83000        $.73460       $.70560
                              =======        =======       =======

REPORT ON FORM 10-K
--------------------------------------------------------------------------------

            The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.