Form 10-Q
period 1999-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1999-05-12
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 1999

                                       of

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                    CPA(R):10

                             A MARYLAND Corporation
                   IRS Employer Identification No. 13-3559213
                             SEC File Number 0-19156


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


CPA(R):10 has no active market for common stock at May 10, 1999. 7,621,656 shares of common stock, $.001 Par Value outstanding at May 10, 1999.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                      INDEX


                                                                               Page No.
                                                                               --------
PART I


Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of December 31, 1998
          and March 31, 1999                                                        2

          Condensed Consolidated Statements of Income for the three
          months ended March 31, 1998 and 1999                                      3

          Condensed Consolidated Statements of Comprehensive Income for             3
          the three months ended March 31, 1998 and 1999.

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 1998 and 1999                                      4

          Notes to Condensed Consolidated Financial Statements                     5-6


Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      7-8


PART II - Other Information

Item 3A.- Quantitative and Qualitative Disclosures About Market Risk                9

Item 4. -   Submission of Matters to a Vote of Security Holders                     9

Item 6. -   Exhibits and Reports on Form 8-K                                        9

Signatures                                                                         10


*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,           March 31,
                                                                  1998                  1999
                                                             -------------         -------------
                                                                 (Note)            (Unaudited)
      ASSETS:

Land and buildings,
   net of accumulated depreciation of
   $13,541,345 at December 31, 1998 and
   $14,030,214 at March 31, 1999                             $  87,557,617         $  86,479,846
Net investment in direct financing leases                       16,758,447            16,758,447
Assets held for sale                                                                     218,250
Equity investment                                               12,382,287            12,576,336
Cash and cash equivalents                                        1,770,478             1,954,726
Other assets                                                       787,077               870,906
                                                             -------------         -------------
        Total assets                                         $ 119,255,906         $ 118,858,511
                                                             =============         =============

      LIABILITIES:

Limited recourse mortgage notes payable                      $  58,748,585         $  58,408,610
Accrued interest                                                   472,220               480,303
Accounts payable and accrued expenses                              479,388               439,203
Accounts payable to affiliates                                   1,912,233             2,091,138
Dividends payable                                                1,348,268             1,349,797
Prepaid rental income                                               27,365                41,562
                                                             -------------         -------------
        Total liabilities                                       62,988,059            62,810,613
                                                             -------------         -------------

Minority interest                                                3,665,708             3,622,492
                                                             -------------         -------------

Commitment and contingencies

      SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;  40,000,000 shares
  authorized; 7,633,558 shares issued and outstanding
  at December 31, 1998 and March 31, 1999                            7,633                 7,633
Additional paid-in capital                                      66,530,408            66,530,408
Dividends in excess of accumulated
   earnings                                                    (13,993,711)          (14,141,271)
Accumulated other comprehensive income                             155,589               126,416
                                                             -------------         -------------
                                                                52,699,919            52,523,186
Less: common stock in treasury at cost, 11,902 shares
  at December 31, 1998 and March 31, 1999                          (97,780)              (97,780)
                                                             -------------         -------------
        Total shareholders' equity                              52,602,139            52,425,406
                                                             -------------         -------------

        Total liabilities and shareholders' equity           $ 119,255,906         $ 118,858,511
                                                             =============         =============


The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended
                                                     March 31, 1998      March 31, 1999
                                                     --------------      --------------
Revenues:
  Rental income from operating leases                 $ 3,352,679         $ 3,358,447
  Interest income from direct financing leases            549,477             547,520
  Other interest income                                    29,942              22,492
                                                      -----------         -----------
                                                        3,932,098           3,928,459
                                                      -----------         -----------

Expenses:
  Interest on mortgages                                 1,538,793           1,453,493
  Depreciation and amortization                           521,312             522,112
  General and administrative                              262,948             375,723
  Property expense                                        474,286             557,075
  Writedown to fair value                                                     348,716
                                                      -----------         -----------
                                                        2,797,339           3,257,119
                                                      -----------         -----------

     Income before minority interest and
     income from equity investment                      1,134,759             671,340

Minority interest in income                              (157,731)           (162,330)
                                                      -----------         -----------

     Income before equity investment                      977,028             509,010

Income from equity investment                             661,916             692,259
                                                      -----------         -----------

     Net income                                       $ 1,638,944         $ 1,201,269
                                                      ===========         ===========

Basic income per share (7,206,642 shares
  outstanding at March 31, 1998 and 1999):            $       .23         $       .16
                                                      ===========         ===========


     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                               Three Months Ended
                                                       March 31, 1998     March 31, 1999
                                                       --------------     --------------
Net Income                                              $ 1,638,944        $ 1,201,269

Other comprehensive income:
  Change in unrealized gain in securities during
   the period                                                                  (29,173)
                                                                           -----------
  Other comprehensive income                                                   (29,173)
                                                        -----------        -----------
                                                        $ 1,638,944        $ 1,172,096
                                                        ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                   -------------------------------
                                                                       1998                1999
                                                                   -----------         -----------
Cash flows from operating activities:
  Net income                                                       $ 1,638,944         $ 1,201,269
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                      521,312             522,112
    Income from equity investment
     in excess of dividends received                                  (187,438)           (194,049)
    Minority interest in income                                        157,731             162,330
    Straight-line rent adjustments                                       2,841               1,310
    Provision for uncollected rents                                     27,581              28,095
    Writedown to fair value                                                                348,716
    Net change in operating assets and liabilities                    (393,388)              7,286
                                                                   -----------         -----------
       Net cash provided by operating activities                     1,767,583           2,077,069
                                                                   -----------         -----------

Cash flows from financing activities:
  Dividends paid                                                    (1,269,091)         (1,347,300)
  Distributions paid to minority interest                             (224,901)           (205,546)
  Payments of mortgage principal                                      (316,085)           (339,975)
                                                                   -----------         -----------
       Net cash used in financing activities                        (1,810,077)         (1,892,821)
                                                                   -----------         -----------

       Net (decrease) increase in cash and cash equivalents            (42,494)            184,248

Cash and cash equivalents, beginning of period                       2,608,523           1,770,478
                                                                   -----------         -----------

    Cash and cash equivalents, end of period                       $ 2,566,029         $ 1,954,726
                                                                   ===========         ===========


Supplemental disclosure of cash flows information:

         Interest paid                                             $ 1,493,292         $ 1,445,410
                                                                   ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Assets held for sale are accounted for at the lower of cost or fair value, less costs to dispose.

Note 2.  Transactions with Related Parties:

For the three-month periods ended March 31, 1998 and 1999, the Company incurred asset management fees of $194,702 and $200,563, respectively, performance fees in like amount and general and administrative expense reimbursements of $125,298 and $144,749, respectively, payable to an affiliate.

Note 3.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1998 and 1999 are as follows:

                                                    1998                1999
                                                -----------         -----------
Per Statements of Income:
   Rental income from operating leases          $ 3,352,679         $ 3,358,447
   Interest from direct financing leases            549,477             547,520
Adjustments:
   Rental income attributable to
     minority interests                            (485,718)           (485,718)
   Share of interest income from equity
     investment's direct financing lease          1,284,897           1,321,695
                                                -----------         -----------
                                                $ 4,701,335         $ 4,741,944
                                                ===========         ===========

For the three-month periods ended March 31, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                 1998             %             1999             %
                                              ----------         ---         ----------         ---
Marriott International, Inc. (a)              $1,284,897          27%        $1,321,695          28%
Information Resources Incorporated (b)           729,003          16            729,003          15
The Titan Corporation (b)                        532,834          11            532,834          11
Wal-Mart Stores, Inc.                            444,226           9            501,067          11
Kmart Corporation                                376,032           8            386,612           8
EnviroWorks, Inc.                                346,939           8            361,572           8
New WAI, L.P./Warehouse Associates               363,403           8            361,446           8
Childtime Childcare Inc.                         201,364           4            201,364           4
Neodata Corporation                              146,932           3            147,433           3
Other                                            275,705           6            198,918           4
                                              ----------         ---         ----------         ---
                                              $4,701,335         100%        $4,741,944         100%
                                              ==========         ===         ==========         ===

(a) Represents the Company's proportionate share of lease revenues from an equity investment.

(b)   Net of Corporate Property Associates 9's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                        December 31, 1998       March 31, 1999
                                                        -----------------       --------------
      Assets (primarily real estate)                        $149,150               $149,067
      Liabilities (primarily mortgage notes payable)          99,315                 98,368
      Shareholders' equity                                    49,835                 50,699

                                                  Three Months Ended
                                          March 31, 1998       March 31, 1999
                                          --------------       --------------
     Revenue (primarily interest from
        direct financing lease)             $  5,431              $  5,536
     Interest and other expenses               2,589                 2,566
                                            --------              --------
     Net income                             $  2,842              $  2,970
                                            ========              ========


Note 5.   Writedown to Fair Value:

On April 15, 1999, the Company and Carey Institutional Properties Incorporated, an affiliate, the owners as tenants in common of a property in Ruston, Louisiana entered into an agreement to sell the property for $450,000. The property has been vacant since the termination of the Harvest Foods, Inc. ("Harvest Foods") lease in March 1997. Based on the proposed sales price less estimated transaction costs, the Company's 50% interest in the property has been written down to $218,250. As a result of this writedown, the Company has recognized an impairment loss of $348,716. Because it satisfied the subordinated mortgage loan on the former Harvest Foods properties in December 1998, the Company will retain the entire amount of its share of net proceeds from the proposed sale of the Ruston property.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of March 31, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.


RESULTS OF OPERATIONS:

      Net income for the three-month period ended March 31, 1999 decreased by $438,000 as compared with the three-month period ended March 31, 1998. Net income for the current three-month period includes the effect of a property writedown of $349,000. Excluding the noncash charge for the writedown, income would have reflected a decrease of $89,000.

      The decrease in income was due primarily to higher general and administrative and property expenses offset by a decrease in interest expense. Revenues for the comparable periods were substantially unchanged. The increase in general and administrative expenses resulted from higher consulting costs, including costs for Year 2000 remediation, and the Company's share of costs relating to the upgrade and installation of integrated asset management and accounting systems software that were lower than annual costs. The increase in property expenses was due to estimates of appraisal costs in the first quarter of 1998 that were lower than annual costs. Based on overall appraisal costs in 1998, the Company has accrued an increase in such costs for the valuation of the Company's real estate portfolio as of December 31, 1999. The decrease in interest expense was due to the satisfaction of the Harvest Foods, Inc. mortgage loan in December 1998 and decreasing principal balances on the Company's existing mortgage debt.


FINANCIAL CONDITION:

      Cash flow from operations of $2,077,000 was sufficient to fund dividends of $1,347,000 to shareholders and to pay $206,000 in distributions to minority interest partners and $340,000 of scheduled mortgage principal installments. Cash flow from operations has been affected by the failure of CalComp Technology, Inc. to pay rent since January 1999. CalComp, a tenant of a property in Austin, Texas stopped paying its rent when it announced its intention to liquidate. The Company has filed a complaint against CalComp and is seeking a judgment for all unpaid and future rents plus associated costs. The Company has also entered into negotiations with CalComp in an attempt to reach a settlement. Because of the expectation that the Company will no longer receive rents from CalComp, no rental income from the CalComp lease was recorded during the current three-month period. The mortgage loan on the CalComp property is scheduled to mature in August 1999 when a balloon payment of $1,574,000 is due. Because of the CalComp lease default, the mortgage loan is in default and is subject to acceleration. The lender has not exercised its remedies, and the Company has continued to pay monthly debt service based on management's conclusion that the value of the property is in excess of the loan balance. The ability to pay the balloon payment may depend on the amount of any lease termination settlement received from CalComp or the ability to releverage other of the Company's properties. Because the loan is a limited recourse mortgage loan, the lender would have recourse only to the CalComp property in the event the loan is not satisfied.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                    Continued


      A mortgage loan on the Wal-Mart Stores, Inc. properties that had been scheduled to mature in January 1999 has been extended through May 1999. The lender has proposed to extend the maturity of the loan for several years. The Company is currently evaluating the lender's proposal.

      The Company was formed in 1990 with the expectation that shareholders' interests would be liquidated beginning eight to twelve years after the net proceeds of the Company's offering were substantially invested. The Advisor is beginning to evaluate liquidity alternatives.

      The Company and its affiliates are actively evaluating their readiness relating to the Year 2000 issue. The Year 2000 issue refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to process dates properly. The Company and its affiliates are completing a program of replacing or upgrading equipment that has been identified as not being Year 2000 compliant. The Company and its affiliates have also completed remediating certain software applications. Contingency plans are in the process of being developed and should be completed during the second quarter.

      The Company believes it is addressing its internal Year 2000 issues in a timely manner. There is, however, a risk that the inability of third-party suppliers and tenants to meet Year 2000 readiness issues could have an adverse effect on the Company. The Company and its affiliates have identified their critical suppliers and are requiring that suppliers communicate their plans and progress in identifying Year 2000 readiness.

      The Company has contacted its tenants regarding Year 2000 readiness and emphasized the need to address Year 2000 issues. Generally, tenants are contractually required to maintain their leased properties in good working order and to make necessary alterations, foreseen or unforeseen, to meet their contractual obligations. Because of those obligations, the Company believes that the risks and costs of upgrading systems related to operations of the buildings and that contain technology affected by Year 2000 issues will generally be absorbed by tenants rather than the Company. The major risk is that Year 2000 issues have such an adverse effect on the financial condition of a tenant that its ability to meet its lease obligations, including the timely payment of rent, is impaired. In such an event, the Company may ultimately incur the costs for Year 2000 readiness at the affected properties. The potential materiality of any impact is not known at this time.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES




                                     PART II



Item 3A. - Quantitative and Qualitative Disclosures about Market Risk:

      Approximately $53,930,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 1999 ranged from the lenders prime rate plus 1% to LIBOR plus 4%. There has been no material change since December 31, 1998.

(in thousands)

                      1999        2000        2001         2002         2003      Thereafter      Total      Fair Value
                      ----        ----        ----         ----         ----      ----------      -----      ----------
Fixed rate           $7,775     $22,847      $7,356         $996       $8,829       $8,127       $55,930      $59,323

Weighted
   average
   interest
   rate               9.89%      10.65%       8.89%        9.89%        9.77%        9.94%

Variable rate                       44         805            -            -            -          2,479       2,479

            As of March 31, 1999, the Company had no other material exposure to market risk.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



             During the quarter ended March 31, 1999, no matters were submitted to a vote of Security Holders.



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.


      (b)   Reports on Form 8-K:

                  During the quarter ended March 31, 1999, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






        5/10/99                   By:   /s/ Steven M. Berzin
       ---------                        --------------------------------------
          Date                              Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


        5/10/99                   By:   /s/ Claude Fernandez
       ---------                        --------------------------------------
          Date                              Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)