Form 10-Q
period 1999-06-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1999-08-10
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 1999

                                       of

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


                  CPA(R):10 has no active market for common stock at August 9, 1999. 7,621,686 shares of common stock, $.001 Par Value outstanding at August 9, 1999.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                      INDEX



                                                                                                    Page No.
 PART I


 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1998
               and June 30, 1999                                                                         2

               Condensed Consolidated Statements of Income for the three and
               six months ended June 30, 1998 and 1999                                                   3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 1998 and 1999                                 4

               Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1998 and 1999                                                       5

               Notes to Condensed Consolidated Financial Statements                                    6-7


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    8-10


 PART II - Other Information

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                  11

 Item 4. - Submission of Matters to a Vote of Security Holders                                          11

 Item 6. - Exhibits and Reports on Form 8-K                                                             11

 Signatures                                                                                             12


*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    December 31,                 June 30,
                                                                        1998                      1999
                                                                     ------------               ------------
                                                                       (Note)                  (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $13,541,345 at December 31, 1998 and
    $14,508,478 at June 30, 1999                                     $ 87,557,617               $ 85,292,063
Net investment in direct financing leases                              16,758,447                 16,758,447
Equity investment                                                      12,382,287                 12,780,836
Assets held for sale                                                                                 751,750
Cash and cash equivalents                                               1,770,478                  1,937,654
Other assets                                                              787,077                  1,166,256
                                                                     ------------               ------------
           Total assets                                              $119,255,906               $118,687,006
                                                                     ============               ============

         LIABILITIES:

Mortgage notes payable                                               $ 58,748,585               $ 58,056,685
Accrued interest                                                          472,220                    473,754
Accounts payable and accrued expenses                                     479,388                    407,697
Accounts payable to affiliates                                          1,912,233                  2,341,364
Dividends payable                                                       1,348,268                  1,351,321
Prepaid rental income                                                      27,365                     41,762
                                                                     ------------               ------------
           Total liabilities                                           62,988,059                 62,672,583
                                                                     ------------               ------------

Minority interest                                                       3,665,708                  3,579,989
                                                                     ------------               ------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;  40,000,000
  shares authorized; 7,633,588 shares, issued and
  outstanding at  December 31, 1998 and June 30, 1999                       7,633                      7,633

Additional paid-in capital                                             66,530,408                 66,530,408
Dividends in excess of accumulated earnings                           (13,993,711)               (14,589,284)
Accumulated other comprehensive income                                    155,589                    583,457
                                                                     ------------               ------------
                                                                       52,699,919                 52,532,214
Less, common stock in treasury, at cost, 11,902
  shares at December 31, 1998 and June 30, 1999                           (97,780)                   (97,780)
                                                                     ------------               ------------
           Total shareholders' equity                                  52,602,139                 52,434,434
                                                                     ------------               ------------

           Total liabilities and shareholders' equity                $119,255,906               $118,687,006
                                                                     ============               ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    Three Months Ended                               Six Months Ended
                                             June 30, 1998        June 30, 1999             June 30, 1998        June 30, 1999
                                             -------------        -------------             -------------        -------------
Revenues:
  Rental income                               $2,895,837           $2,898,537                 $6,248,516           $6,256,984
  Interest from direct
    financing leases                             549,291              547,258                  1,098,768            1,094,778
  Other interest and
    miscellaneous income                          31,975               35,429                     61,917               57,921
                                              ----------           ----------                 ----------           ----------
                                               3,477,103            3,481,224                  7,409,201            7,409,683
                                              ----------           ----------                 ----------           ----------

Expenses:
  Interest                                     1,537,397            1,447,975                  3,076,190            2,901,468
  Depreciation and amortization                  522,914              519,341                  1,044,226            1,041,453
  General and administrative                     369,649              416,127                    632,597              791,850
  Property expenses                              611,594              558,305                  1,085,880            1,115,380
  Writedown to fair value                                             146,249                                         494,965
                                              ----------           ----------                 ----------           ----------
                                               3,041,554            3,087,997                  5,838,893            6,345,116
                                              ----------           ----------                 ----------           ----------

      Income before minority
        interest, income from
        equity investments and
        gain on sale                             435,549              393,227                  1,570,308            1,064,567

Minority interest in income                     (158,753)            (161,937)                  (316,484)            (324,267)
                                              ----------           ----------                 ----------           ----------

      Income before income from
        equity investments and
        gain on sale                             276,796              231,290                  1,253,824              740,300

Income from equity investment                    398,388              446,088                  1,060,304            1,138,347
                                              ----------           ----------                 ----------           ----------
      Income before gain on sale                 675,184              677,378                  2,314,128            1,878,647

Gain on sale of securities                                            223,272                                         223,272
                                              ----------           ----------                  ---------           ----------
      Net income                              $  675,184           $  900,650                 $2,314,128           $2,101,919
                                              ==========           ==========                 ==========           ==========


Basic earnings per common share                     $.09                 $.12                       $.32                $.28
                                                    ====                 ====                       ====                ====


Weighted average shares outstanding
  - basic and diluted                          7,302,497            7,621,686                  7,254,833            7,621,686
                                               =========            =========                  =========            =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)





                                                      Three Months Ended                             Six Months Ended
                                             June 30, 1998        June 30, 1999             June 30, 1998         June 30, 1999
                                             -------------        -------------             -------------         -------------
Net income                                    $  675,184           $  900,650                 $2,314,128           $2,101,919


Other comprehensive income:
  Change in unrealized gains on
    securities during the period                 189,624              457,041                    189,624              427,868
                                              ----------           ----------                 ----------           ----------


  Comprehensive income                        $  864,808           $1,357,691                 $2,503,752           $2,529,787
                                              ==========           ==========                 ==========           ==========






The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                           Six months Ended June 30,
                                                                                      1998                          1999
                                                                                      ----                          ----
Cash flows from operating activities:
  Net income                                                                       $ 2,314,128                  $ 2,101,919
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,044,226                    1,041,453
      Income from equity investment
        in excess of dividends received                                               (343,933)                    (398,549)
      Minority interest in income                                                      316,484                      324,267
      Straight-line rent adjustments                                                     5,683                        2,619
      Writedown to fair value                                                                                       494,965
      Provision for uncollected rents                                                   55,105                       55,138
      Gain on sale of securities                                                                                   (223,272)
      Net change in operating assets and liabilities                                   436,026                      341,689
                                                                                   -----------                  -----------
           Net cash provided by operating activities                                 3,827,719                    3,740,229
                                                                                   -----------                  -----------

Cash flows from investing activities:
  Proceeds from sale of securities                                                                                  223,272
  Purchase of marketable securities                                                   (285,110)
                                                                                   -----------                  -----------
           Net cash (used in) provided by investing activities                        (285,110)                     223,272
                                                                                   -----------                  -----------

Cash flows from financing activities:
  Dividends paid                                                                    (2,539,623)                  (2,694,439)
  Proceeds from note payable
  Purchase of treasury stock                                                            (9,688)
  Distributions paid to minority partner                                              (430,280)                    (409,986)
  Payments of mortgage principal                                                      (626,805)                    (691,900)
                                                                                   -----------                  -----------
           Net cash used in financing activities                                    (3,606,396)                  (3,796,325)
                                                                                   -----------                  -----------

           Net (decrease) increase in cash and cash equivalents                        (63,787)                     167,176

Cash and cash equivalents, beginning of period                                       2,608,523                    1,770,478
                                                                                   -----------                  -----------

      Cash and cash equivalents, end of period                                     $ 2,544,736                  $ 1,937,654
                                                                                   ===========                  ===========



Supplemental disclosure of cash flows information:

              Interest paid                                                        $ 2,967,930                  $ 2,899,934
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

Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose.

Note 2.   Transactions with Related Parties:

The Company incurred asset management fees of $208,823 and $200,562 for the three-months ended June 30, 1998 and 1999, respectively, and $403,525 and $401,125 for the six months ended June 30, 1998 and 1999, respectively, with performance fees in like amount. General and administrative expense reimbursements were $139,290 and $172,608 for the three months ended June 30, 1998 and 1999, respectively, and $246,500 and $317,357 for the six months ended June 30, 1998 and 1999, respectively.

Note 3.   Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 1998 and 1999 are as follows:

                                                            1998                                1999
                                                            ----                                ----
Per Statements of Income:
    Rental income from operating leases                  $6,248,516                           $6,256,984
    Interest from direct financing leases                 1,098,768                            1,094,778
Adjustments:
    Rental income attributable to
        minority interests                                 (971,436)                            (971,436)
    Share of interest income from equity
        investment's direct financing lease               2,341,490                            2,368,914
                                                         ----------                           ----------
                                                         $8,717,338                           $8,749,240
                                                         ==========                           ==========

For the six-month periods ended June 30, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                          1998           %                    1999            %
                                                          ----          ----                  ----           ----
Marriott International, Inc. (a)                         $2,341,490      27%                  $2,368,914      27%
Information Resources Incorporated (b)                    1,458,007      17                    1,458,007      17
The Titan Corporation (b)                                 1,065,668      12                    1,065,668      12
EnviroWorks, Inc.                                           708,511       8                      723,145       8
New WAI, L.P./Warehouse Associates                          726,620       8                      722,630       8
Wal-Mart Stores, Inc.                                       633,946       7                      690,789       8
Kmart Corporation                                           537,303       6                      624,659       7
Childtime Childcare Inc.                                    402,727       5                      402,727       5
Neodata Corporation                                         293,864       3                      294,866       3
CalComp Technology, Inc.                                    219,917       3
Other                                                       329,285       4                      397,835       5
                                                         ----------     ----                  ----------     ----
                                                         $8,717,338     100%                  $8,749,240     100%
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

(b)      Net of Corporate Property Associates 9's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

Note 4.   Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                               December 31, 1998                 June 30, 1999
                                                               -----------------                 -------------
        Assets (primarily real estate)                              $149,150                        $149,018
        Liabilities (primarily mortgage notes payable)                99,315                          97,408
        Shareholders' equity                                          49,835                          51,610


                                                                               Six Months Ended
                                                                June 30, 1998                    June 30, 1999
                                                                -------------                    -------------
        Revenue (primarily interest from
           direct financing lease)                                  $  9,892                        $ 10,006
        Expenses                                                      (5,320)                         (5,105)
                                                                    --------                        --------
        Net income                                                  $  4,572                        $  4,901
                                                                    ========                        ========



Note 5.   Writedown to Fair Value:

The Company and Carey Institutional Properties Incorporated ("CIP(R)"), an affiliate, are owners as tenants-in-common of properties in Ruston, Louisiana and Jonesboro, Arkansas. In April 1999, the Company and CIP(R) entered into an agreement to sell the Ruston property for $450,000. The sale of the Ruston property was completed on July 27, 1999. In addition, the Company and CIP(R) have reached an agreement in principle to sell the Jonesboro property for $1,100,000. The properties had been vacant since the termination of the Harvest Foods, Inc. lease in March 1997. Based on the proposed sales prices less estimated transaction costs, the Company's 50% interest in the properties has been written down to $751,750, and an impairment loss of $494,965 has been recognized. The Jonesboro property is subject to a ground lease and the ground rental obligation, currently $113,447 per year, will be assumed by the purchaser, if the sale is completed.



Note 6.   Gain on Sale of Securities:

In March 1995, the Company entered into a net lease with Enviroworks, Inc. ("Enviroworks") at which time Enviroworks granted the Company warrants to purchase 577,000 shares of common stock at an exercise price of $1.50. In connection with consenting to the acquisition of Enviroworks' parent company in December 1997, the Company exercised the warrants and sold the shares. A gain of $285,987 was realized at that time with the additional funds deposited in an escrow account. In May 1999, $223,272 was released to the Company from the escrow account and has been recognized as a realized gain on sale in the accompanying financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




         The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of June 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.



RESULTS OF OPERATIONS:

         Net income for three-month period ended June 30, 1999 reflected an increase of $225,000 as compared with the three-month period ended June 30, 1998, however net income for the comparable six-month periods reflected a decrease of $212,000. Excluding the effects of noncash writedowns on properties held for sale and a gain on the sale of securities, income for the comparable three-month and six-month periods would have reflected increases of $148,000 and $60,000, respectively.

         The increase in income, as adjusted, was due to a decrease in interest expense and an increase in equity income from the Company's investment in thirteen Courtyard Marriott hotels. The three-month period also benefited from a moderate decrease in property expenses. The decrease in interest expense was due to the satisfaction of a $1,500,000 mortgage loan in December 1998 as well as the continuing principal amortization of the Company's limited recourse mortgage loans. The increase in equity income from the investment in the Courtyard by Marriott was also due to decreasing interest expense on the limited recourse mortgage loans collateralized by hotel properties and an increase in percentage rents. Lease revenues (rental income and interest from direct financing leases) were stable. The Company has not recognized rental income in 1999 from its lease with CalComp Technology, Inc. because CalComp is in the process of liquidating and has vacated its leased property. The Company is continuing its efforts to negotiate a settlement with CalComp and will pursue its legal remedies to collect unpaid rents plus associated costs if a settlement cannot be reached. The decrease in lease revenues as a result of not recognizing CalComp rents in 1999 (approximately $220,000 of rental income from CalComp was recognized by the Company for the six-month period ended June 30, 1998) was offset by increased percentage rents from the Company's leases with Kmart Corporation and Wal-Mart Stores, Inc. and rent from a lease with Affiliated Foods Southwest, Inc. that was entered into in 1998 for a property formerly leased to Harvest Foods, Inc.

         The writedowns to fair value totaling $495,000 are the result of adjusting the carrying value of properties in Jonesboro, Arkansas and Ruston, Louisiana to their proposed sales prices, net of costs to sell. Both properties were formerly leased to Harvest Foods and have been vacant since the termination of the Harvest lease in March 1997. The Jonesboro property is subject to a ground lease, which currently obligates the Company to an annual ground rental commitment of approximately $57,000. The Company is evaluating its options for each of the remaining four former Harvest properties including re-leasing, redeveloping or selling each property.

         The realized gain of $223,000 represents funds that were held in escrow from the sale of warrants of common stock in a tenant company, EnviroWorks, Inc. The Company sold the interest in the warrants in 1997 in connection with the sale of EnviroWorks' parent company to Fiskars, Inc. The aggregate gain from the sale of the warrants was $509,000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



FINANCIAL CONDITION:

         There has been no material change in the Company's financial condition since December 31, 1998. Cash flow from operations of $3,740,000 was slightly less than the amounts needed to pay quarterly dividends of $2,694,000, pay mortgage principal installments of $692,000 and distribute $410,000 to an affiliate which owns the minority interests in the Information Resources, Inc. and Titan Company net lease investments. Including the $223,000 received in connection with sales proceeds released from escrow, the Company's cash balances have increased by $167,000.

         The limited recourse mortgage loan collateralized by the CalComp property was originally scheduled to mature on August 1, 1999 with a balloon payment of $1,574,000. The Company is evaluating an offer from the lender to extend the maturity for up to six months in consideration for a partial prepayment to reduce the principal balance to $1,500,000 and meeting certain other conditions. The ability to pay the balloon payment at maturity may depend on the amount of any termination settlement received from CalComp, the ability to releverage other of the Company's properties or using cash from property sales (as described below) and the possible sale of the Company's marketable securities. A mortgage loan on the Company's portfolio of six Wal-Mart retail properties that had been scheduled to mature on January 1, 1999 has been extended through October 1, 1999. The Company is in discussions with the lender to extend or refinance the Wal-Mart loan, and management believes that it is probable that an extension or refinancing can be completed. As of June 30, 1999 the Wal-Mart loan had an outstanding balance of $6,844,000.

         The Company has an agreement in principle to sell a property in Jonesboro, Arkansas. The Company anticipates that it will realize cash proceeds of approximately $540,000 if the sale is completed. In addition, the Company realized $210,000 of cash proceeds on the sale of a property in Ruston, Louisiana in July 1999. The Company owns 81,460 shares of common stock of a tenant company, Titan Corporation. Titan's common stock is publicly traded and the Company's holdings currently have a market value of approximately $850,000. The company exercised warrants to purchase these shares in 1998 for $285,000.

         The Company was formed in 1990 with the expectation that shareholders' interests would be liquidated beginning eight to twelve years after the net proceeds of the Company's offering were substantially invested. The Advisor is beginning to evaluate liquidity alternatives.


YEAR 2000 ISSUES:

         The "Year 2000 issue" refers to the series of problems that have resulted or may result from the inability of certain computer software and embedded processes to properly process dates. This shortcoming could result in the failure of major systems or miscalculations causing major disruptions to business operations. The Company has no information technology systems of its own, but is dependent upon systems maintained by an affiliate of its Advisor, and certain other third parties including banks and its transfer agent.

         The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and is expected to be functional in the fourth quarter of this year. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems are currently being reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued



         The Company has contacted and is evaluating documentation from its critical third party vendors and suppliers including banks, transfer agents and telecommunications service providers regarding their Year 2000 compliance. The responses received have generally been positive although the Company cannot be assured that such providers have adequately considered the impact of Year 2000 issues on their systems.

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

         The Company will continue to monitor critical third party vendors and suppliers to determine its vulnerability to potential disruptions caused by year 2000 issues. Limited scope contingency plans are currently being developed to address potential disruptions of a temporary nature that may affect the Company. Because it is not possible to anticipate all of the possible disruptions that may be caused by Year 2000 events, there can be no assurance that the Company will not be adversely affected if such disruptions occur.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                     PART II



Item 3. - Quantitative and Qualitative Disclosures about Market Risk

         Approximately $55,605,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 1999 ranged from the lender's prime rate plus 1% to LIBOR plus 4%. There has been no material change since December 31, 1998.

(in thousands)

                        1999           2000          2001          2002            2003        Thereafter       Total     Fair Value
                       -------        -------       -------        ------       ---------        ---------      -------     -------
Fixed rate             $ 7,450        $22,847       $ 7,356        $  996       $   8,829       $   8,127      $55,605     $58,977

Weighted average
   interest rate          9.46%         10,65%        8.89%         9.89%           9.77%           9.94%

Variable rate            1,603             44           805           --              --              --         2,452       2,452

                  As of June 30, 1999, the Company had no other material exposure to market risk.



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual Shareholders meeting was held on June 7, 1999, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:


                                                Total                Shares          Shares
         Name Of Director                  Shares Voting         Voting Yes        Voting No
         ----------------                  -------------         ----------        ---------
         William P. Carey                     4,021,030             3,935,810           85,220
         Ralph G. Coburn                      4,021,030             3,902,858          118,172
         George E. Stoddard                   4,021,030             3,930,513           90,517
         William Ruder                        4,021,030             3,936,233           84,797
         Warren G. Wintrub                    4,021,030             3,945,830           75,200


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


                           During the quarter ended June 30, 1999 the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






              08/09/99              By:     /s/ John J. Park
                Date                            John J. Park
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



              08/09/99              By:     /s/ Claude Fernandez
                Date                            Claude Fernandez
                                                Executive Vice President and
                                                Chief Administrative Officer
                                                (Principal Accounting Officer)