Form 10-Q
period 1999-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 1999-11-10
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 1999

                                       of

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

CPA(R):10 has no active market for common stock at November 9, 1999. 7,621,686 shares of common stock, $.001 Par Value outstanding at November 9, 1999.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES







                                      INDEX


                                                                                                       Page No.

 PART I


 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1998
               and September 30, 1999                                                                    2

               Condensed Consolidated Statements of Income for the three and
               nine months ended September 30, 1998 and 1999                                             3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and nine months ended September 30, 1998 and 1999                           4

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1998 and 1999                                                  5

               Notes to Condensed Consolidated Financial Statements                                    6-8


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9-11

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                   12


 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                          13

 Item 6. - Exhibits and Reports on Form 8-K                                                             13

 Signatures                                                                                             14





*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    December 31,              September 30,
                                                                        1998                      1999
                                                                       (Note)                  (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $13,541,345 at December 31, 1998 and
    $14,974,962 at September 30, 1999                                $ 87,557,617               $ 84,006,872
Net investment in direct financing leases                              16,758,447                 16,758,447
Equity investment                                                      12,382,287                 12,985,258
Assets held for sale                                                                                 909,375
Cash and cash equivalents                                               1,770,478                  3,086,936
Other assets                                                              787,077                  1,419,303
                                                                     ------------               ------------
           Total assets                                              $119,255,906               $119,166,191
                                                                     ============               ============
         LIABILITIES:

Mortgage notes payable                                               $ 58,748,585               $ 57,701,090
Accrued interest                                                          472,220                    460,594
Accounts payable and accrued expenses                                     479,388                    452,277
Accounts payable to affiliates                                          1,912,233                  2,594,863
Dividends payable                                                       1,348,268                  1,352,849
Prepaid rental income                                                      27,365                     22,065
                                                                     ------------               ------------
           Total liabilities                                           62,988,059                 62,583,738
                                                                     ------------               ------------
Minority interest                                                       3,665,708                  3,537,805
                                                                     ------------               ------------
Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;  40,000,000
  shares authorized; 7,633,588 shares, issued and
  outstanding at  December 31, 1998 and September  30, 1999                 7,633                      7,633

Additional paid-in capital                                             66,530,408                 66,530,408
Dividends in excess of accumulated earnings                           (13,993,711)               (14,241,626)
Accumulated other comprehensive income                                    155,589                    846,013
                                                                     ------------               ------------
                                                                       52,699,919                 53,142,428
Less, common stock in treasury, at cost, 11,902
  shares at December 31, 1998 and September 30, 1999                      (97,780)                   (97,780)
                                                                     ------------               ------------
           Total shareholders' equity                                  52,602,139                 53,044,648
                                                                     ------------               ------------
           Total liabilities and shareholders' equity                $119,255,906               $119,166,191
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

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                 Three Months Ended                                  Nine Months Ended
                                        September 30, 1998   September 30, 1999        September 30, 1998   September 30, 1999
                                        ------------------   ------------------        ------------------   ------------------
Revenues:
  Rental income                              $ 2,986,162          $ 2,811,810                $ 9,234,678          $ 9,068,794
  Interest from direct
    financing leases                             549,253              547,720                  1,648,021            1,642,498
  Interest and other income                       25,612               27,258                     87,529               85,179
  Lease termination income                                          1,250,000                                       1,250,000
                                             -----------          -----------                -----------          -----------
                                               3,561,027            4,636,788                 10,970,228           12,046,471
                                             -----------          -----------                -----------          -----------
Expenses:
  Interest                                     1,533,356            1,447,127                  4,609,546            4,348,595
  Depreciation and amortization                  522,114              514,693                  1,566,340            1,556,146
  General and administrative                     291,107              289,646                    923,704            1,081,496
  Property expenses                              600,943              554,338                  1,686,823            1,669,718
  Writedown to fair value                                             404,625                                         899,590
                                             -----------          -----------                -----------          -----------
                                               2,947,520            3,210,429                  8,786,413            9,555,545
                                             -----------          -----------                -----------          -----------
      Income before minority
        interest, income from
        equity investment and
        gain on sale                             613,507            1,426,359                  2,183,815            2,490,926

Minority interest in income                     (159,884)            (163,253)                  (476,368)            (487,520)
                                             -----------          -----------                -----------          -----------
      Income before income from
        equity investment and
        gain on sale                             453,623            1,263,106                  1,707,447            2,003,406

Income from equity investment                    424,684              439,695                  1,484,988            1,578,042
                                             -----------          -----------                -----------          -----------
      Income before gain on sale                 878,307            1,702,801                  3,192,435            3,581,448

Gain on sale of securities                                                                                            223,272
                                             -----------          -----------                -----------          -----------
      Net income                             $   878,307          $ 1,702,801                $ 3,192,435          $ 3,804,720
                                             -----------          -----------                -----------          -----------
                                             -----------          -----------                -----------          -----------
Basic and diluted earnings per share           $.12                $ .22                      $.43                 $.50
                                               ====                =====                      ====                 ====
Weighted average shares outstanding
  - basic and diluted                          7,633,558            7,621,686                  7,378,452            7,621,686
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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                    Three Months Ended                             Nine Months Ended
                                         September 30, 1998   September 30, 1999       September 30, 1998    September 30, 1999

Net income                                      $878,307           $1,702,801                 $3,192,435           $3,804,720


Other comprehensive income:
  Change in unrealized gains on
    securities during the period                 (53,484)             262,556                    136,140              690,424
                                                --------           ----------                 ----------           ----------

  Comprehensive income                          $824,823           $1,965,357                 $3,328,575           $4,495,144
                                                ========           ==========                 ==========           ==========





The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Nine Months Ended September 30,
                                                                                    1998                          1999
                                                                                    ----                          ----
Cash flows from operating activities:
Net income                                                                         $ 3,192,435                  $ 3,804,720
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,566,340                    1,556,146
      Income from equity investment
        in excess of dividends received                                               (538,853)                    (602,971)
      Minority interest in income                                                      476,368                      487,520
      Straight-line rent adjustments                                                     5,744                        3,928
      Gain on sale of securities                                                                                   (223,272)
      Provision for uncollected rents                                                   81,620                       80,336
      Writedown to fair value                                                                                       899,590
      Net change in operating assets and liabilities                                   699,201                      581,439
                                                                                   -----------                  -----------
           Net cash provided by operating activities                                 5,482,855                    6,587,436
                                                                                   -----------                  -----------
Cash flows from investing activities:
  Purchase of marketable securities                                                   (285,110)
  Proceeds from sales of real estate and securities                                                                 441,522
                                                                                   -----------                  -----------
           Net cash (used in) provided by investing activities                        (285,110)                     441,522
                                                                                   -----------                  -----------
Cash flows from financing activities:
  Dividends paid                                                                    (3,884,346)                  (4,049,582)
  Purchases of treasury stock                                                           (9,688)
  Distributions paid to minority partner                                              (635,804)                    (615,423)
  Payments of mortgage principal                                                      (953,721)                  (1,047,495)
                                                                                   -----------                  -----------
           Net cash used in financing activities                                    (5,483,559)                  (5,712,500)
                                                                                   -----------                  -----------
           Net (decrease) increase in cash and cash equivalents                       (285,814)                   1,316,458

Cash and cash equivalents, beginning of period                                       2,608,523                    1,770,478
                                                                                   -----------                  -----------
      Cash and cash equivalents, end of period                                     $ 2,322,709                  $ 3,086,936
                                                                                   ===========                  ===========

Supplemental disclosure of cash flows information:

              Interest paid                                                        $ 4,474,146                  $ 4,360,221
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

Note 2.   Transactions with Related Parties:

The Company incurred asset management fees of $201,763 and $198,354 for the three-months ended September 30, 1998 and 1999, respectively, and $605,288 and $599,479 for the nine months ended September 30, 1998 and 1999, respectively, with performance fees in like amount. General and administrative expense reimbursements were $159,537 and $126,422 for the three months ended September 30, 1998 and 1999, respectively, and $424,125 and $443,779 for the nine months ended September 30, 1998 and 1999, respectively.

Note 3.   Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 1998 and 1999 are as follows:

                                                                                      1998           1999
                                                                                      ----           ----
Per Statements of Income:
  Rental income from operating leases                                            $ 9,234,678     $ 9,068,794
  Interest from direct financing leases                                            1,648,021       1,642,498
Adjustments:
  Rental income attributable to
    minority interests                                                            (1,457,154)     (1,457,154)
  Share of interest income from equity
    investment's direct financing lease                                            3,387,233       3,413,630
                                                                                 ------------   ------------
                                                                                 $12,812,778    $ 12,667,768
                                                                                 ============   ============


For the nine-month periods ended September 30, 1998 and 1999, the Company earned its proportionate net lease revenues from its investments as follows:

                                                                                  1998         %           1999          %
                                                                                  ----        ---        ----         ---
Marriott International, Inc. (a)                                                $ 3,387,233    26%     $ 3,413,630      27%
Information Resources Incorporated (b)                                            2,187,010    17        2,187,010      17
The Titan Corporation (b)                                                         1,598,502    13        1,598,502      13
EnviroWorks, Inc.                                                                 1,070,084     8        1,084,717       9
New WAI, L.P./Warehouse Associates                                                1,089,799     9        1,084,277       9
Wal-Mart Stores, Inc.                                                               823,668     6          880,511       7
Kmart Corporation                                                                   746,757     6          775,978       6
Childtime Childcare Inc.                                                            604,091     5          604,091       5
Neodata Corporation                                                                 440,796     3          442,299       3
CalComp Technology, Inc.                                                            334,530     3
Other                                                                               530,308     4          596,753       4
                                                                                ------------   ----    -----------      ----
                                                                                $12,812,778    100%    $12,667,768      100%
                                                                                ============   ====    ===========      ====

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


Note 4.   Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:


(in thousands)
                                                               December 31, 1998              September 30, 1999
                                                               -----------------              ------------------
        Assets (primarily real estate)                              $149,150                        $148,968
        Liabilities (primarily mortgage notes payable)                99,315                          96,448
        Shareholders' equity                                          49,835                          52,520



                                                                            Nine Months Ended
                                                             September 30, 1998               September 30, 1999
                                                             ------------------               ------------------
        Revenue (primarily interest from
           direct financing lease)                                  $ 14,321                        $ 14,425
        Expenses (primarily interest expense)                         (7,909)                         (7,620)
                                                                    --------                        --------
        Net income                                                  $  6,412                        $  6,805
                                                                    ========                        ========


Note 5.   Assets Held for Sale

The Company and Carey Institutional Properties Incorporated ("CIP(R)"), an affiliate, are owners as tenants-in-common of properties in Little Rock and Jonesboro, Arkansas. The Company and CIP(R) have entered into agreements to sell the Little Rock and Jonesboro properties for $775,000 and $1,100,000, respectively. The properties have been vacant since the termination of the Harvest Foods, Inc. ("Harvest") lease in March 1997. Based on the proposed sales prices less estimated transaction costs, the Company's 50% interest in the properties has been written down to $909,375, an amount equal to the Company's share of anticipated net proceeds from sale, and an impairment loss on the properties of $550,874, including $404,625 in the current quarter, has been recognized. The Jonesboro property is subject to a ground lease. The ground rental obligation, currently $113,450 per year, and will be assumed by the purchaser upon completion of the sale. The Company and CIP(R) also sold a property formerly leased to Harvest in Ruston, Louisiana on July 27, 1999. In connection with the sale, the Company received net proceeds of $218,250. Prior to the sale of the Ruston property, the Company recognized an impairment loss of $348,716 in the first quarter of 1999.

Note 6.   Lease Termination Settlement:

In January 1999, CalComp Technology, Inc. ("CalComp"), the lessee of a property in Austin, Texas in which the Company and CIP(R) hold 50% ownership interests as tenants-in-common, announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, the Company and CIP(R) initiated litigation against CalComp seeking judgement for all unpaid and future rents plus associated costs. The Company and CIP(R) also entered into discussions with CalComp in order to negotiate a settlement in recognition of the fact that it could take an extended period to obtain a resolution to the litigation.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



On August 5, 1999, the Company, CIP(R) and CalComp agreed to a settlement. Under the terms of the agreement, the Company and CIP(R) agreed to withdraw its lawsuits with prejudice and to terminate the CalComp lease in consideration for a lump sum payment from CalComp of $2,500,000 (of which the Company's share was $1,250,000). The Company's share of annual cash flow (rent less mortgage debt service) from the CalComp lease was approximately $225,000.

The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, the Company used the lease termination proceeds to reduce the outstanding balance on the loan from $1,569,153 to $319,153 and is in the process of negotiating an agreement to extend the maturity of the loan until August 2000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




The following information should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto as of September 30, 1999 included in this quarterly report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of the Company to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by the Company that the results or conditions described in such statements or the objectives and plans of the Company will be achieved.

RESULTS OF OPERATIONS:

Net income for three-month and nine-month periods ended September 30, 1999 reflected increases of $824,000 and $612,000, respectively, as compared with the three-month and nine-month periods ended September 30, 1998. Excluding the effects of noncash writedowns on properties held for sale, a gain on the sale of securities and $1,250,000 realized in connection with a lease termination settlement, income for the comparable three-month and nine-month periods would have been substantially unchanged.

Income as adjusted for nonrecurring items was stable as the benefits from a decrease in interest expense and an increase in income from an equity investment was offset by a decrease in lease revenues (rental income and interest from direct financing leases) and an increase in general and administrative expense. The decrease in interest expense was due to the satisfaction of a $1,500,000 mortgage loan in December 1998 as well as the continuing principal amortization of the Company's limited recourse mortgage loans. The increase in equity income from the Company's investment in a net lease of thirteen Courtyard by Marriott hotels was due to decreasing interest expense on the limited recourse mortgage loans collateralized by the hotel properties and an increase in percentage rents. The decrease in lease revenues was due to the termination of CalComp Technology, Inc. lease in August 1999 and the related decision not to recognize rental income on the CalComp lease since January 1999 in anticipation of the termination. The increase in general and administrative expense was due primarily to costs related to the implementation of the integrated accounting and asset management software systems. Property expenses were stable for the comparable periods.

The writedown to fair value of $900,000 is the result of adjusting the carrying value of properties held for sale to their proposed sale prices, net of costs. The two properties that are currently held for sale in Little Rock and Jonesboro, Arkansas were formerly leased to Harvest Foods, Inc. and have been vacant since the termination of the Harvest lease in March 1997. Because the properties have been vacant, the Company has had to pay the carrying costs for the properties, including real estate taxes, insurance as well as ground rent of $57,000 annually. With the proposed sale of the Little Rock and Jonesboro properties under contract and the sale of a former Harvest property in Ruston, Louisiana in July 1999, there will be three vacant former Harvest Foods properties remaining in the portfolio. The Company is evaluating various strategies for the remaining properties including but not limited to, redeveloping or selling such properties. Six former Harvest properties are currently subject to long-term net leases with the Kroger Co. and Affiliated Foods Southwest, Inc. and contribute annual lease revenues of approximately $430,000.

With the termination of the CalComp net lease, the Company expects to incur annual carrying costs of approximately $75,000 on the property including the costs of insurance and real estate taxes. The Company is actively seeking a new tenant for the CalComp property.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED



FINANCIAL CONDITION:

There has been no material change in the Company's financial condition since December 31, 1998. Cash flow from operations of $6,587,000 was sufficient to pay quarterly dividends of $4,050,000, pay mortgage principal installments of $1,047,000 and distribute $615,000 to an affiliate for its share of the cash flow relating to its minority ownership interests in the Information Resources, Inc. and Titan Company net lease investments. Including the $441,000 received in connection with sales proceeds of securities and real estate, the Company's cash balances have increased by $1,316,000 since December 31, 1998.

The Company has reached an agreement in principle to extend the maturity of the limited recourse mortgage loan collateralized by the CalComp property until August 2000, and, since September 30, 1999, has used the lease termination proceeds of $1,250,000 received from CalComp to reduce the outstanding loan balance to $319,000. A mortgage loan on the Company's portfolio of six Wal-Mart retail properties that had been scheduled to mature on January 1, 1999 had been extended through October 1, 1999. The Company had been in discussions with the lender to extend or refinance the Wal-Mart loan, however, no extension agreement was reached. As of September 30, 1999 the Wal-Mart loan had an outstanding balance of $6,810,000. The lender has not yet made a demand for payment of the entire outstanding loan balance, and the Company has continued to pay monthly debt service installments on a timely basis. The Company does not have sufficient cash to pay off the loan in full and it is continuing its efforts to restructure the loan or obtain new financing. Because the mortgage loan is a limited recourse obligation, the lenders recourse is solely to the Wal-Mart properties and not to any of the Company's other assets. The Company may also sell the properties and use such sales proceeds to pay off the loan.

The Company has agreements to sell two properties and anticipates that it will realize cash proceeds of approximately $909,000 when the sales are completed. In addition, the Company realized $210,000 of cash proceeds on the sale of a property in Ruston, Louisiana in July 1999. Since September 30, 1999, the Company has sold its holding of 81,460 shares of Titan Corporation and received proceeds of approximately $1,095,000 on the sale.

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

The Company and its affiliates have been evaluating their readiness relating to Year 2000 issues since 1998. The affiliates' core information technology systems used in administering the Company's business operations have been upgraded or replaced, as needed, to become Year 2000 compliant. These systems include desktop computers, network servers, operating systems and applications software. A new, compliant, integrated accounting and asset management system is currently being installed and the accounting component is currently functional. Compliance of these systems with Year 2000 requirements has been determined through a combination of internal testing, where feasible, and vendor representations. Non-core information technology systems have been reviewed for compliance with Year 2000 requirements. Such systems, although not critical to the Company's business operations, are expected to be substantially upgraded or replaced before the end of 1999. Management believes that substantially all costs related to year 2000 compliance and remediation have been incurred.

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


      Item 3. - Quantitative and Qualitative Disclosures about Market Risk






Approximately $55,272,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 1999 ranged from the lender's prime rate plus 1% to LIBOR plus 4%. There has been no material change since December 31, 1998.


(in thousands)
                                 1999      2000          2001       2002       2003    Thereafter    Total     Fair Value
                                 ----      ----          ----       ----       ----    ----------    -----     ----------
Fixed rate                      $7,118     $22,847      $7,356      $996      $8,829     $8,126     $55,272     $58,625

Weighted average
   interest rate                 9.46%      10.65%       8.89%     9.89%       9.77%      9.94%

Variable rate                    1,580         44          805         -           -          -       2,429       2,429



 As of September 30, 1999, the Company had no other material exposure to market risk.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES



                                     PART II



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1999, no matters where submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


During the quarter ended September 30, 1999 the Company was not required to file any reports on Form 8-K.

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

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






              11/09/99            By:    /s/ John J. Park
                Date                          John J. Park
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



              11/09/99            By:    /s/ Claude Fernandez
                Date                           Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)