Form 10-K405
period 1999-12-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2000-04-11
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

                      For the year ended DECEMBER 31, 1999

                                       of

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                    CPA(R):10

                             A MARYLAND Corporation
                   IRS Employer Identification No. 13-3602400
                             SEC File Number 0-19156


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


CPA(R):10 has no active market for common stock at March 31, 2000. Non-affiliates held 7,130,342 shares of common stock, $.001 Par Value outstanding at March 31, 2000.

                                     PART I

Item 1.  Business.

         Corporate Property Associates 10 Incorporated is a real estate investment trust ("REIT") that owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 1999, CPA(R):10's portfolio consisted of 54 properties leased to 14 tenants and totaling approximately 4.1 million square feet.

         CPA(R):10's leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):10 also generally includes in its leases:

- Clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

- covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

-        indemnification of CPA(R):10 for environmental and other liabilities;

-        guarantees from parent companies or other entities.

         CPA(R):10 was formed as a Maryland corporation on March 7, 1990. Between June 1990 and June 1991, CPA(R):10 sold a total of 7,217,294 shares of common stock for a total of $72,172,940 in gross offering proceeds. These proceeds have been combined with limited recourse mortgage debt to purchase CPA(R):10's property portfolio. As a REIT, CPA(R):10 is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

         Carey Property Advisors provides both strategic and day-to-day management for CPA(R):10, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Property Advisors also provides office space and other facilities for CPA(R):10. Carey Property Advisors has dedicated senior executives in each area of its organization so that CPA(R):10 functions as a fully integrated operating company. CPA(R):10 pays asset management fees to Carey Property Advisor and pays certain transactional fees. CPA(R):10 also reimburses Carey Property Advisors for certain expenses. Carey Property Advisors also serves in this capacity for Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated. On November 29, 1999, the Board of Directors of CPA(R):10 approved a pending change of control of Carey Property Advisors. If the change in control is effectuated, Carey Property Advisors will become a wholly-owned subsidiary of W.P. Carey & Co. LLC (currently known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control will be completed upon the approval of the shareholders of Carey Diversified LLC.

         CPA(R):10's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 1999, CPA(R):10 had no employees. An affiliate of Carey Property Advisors employs 20 individuals who perform services for CPA(R):10.

BUSINESS OBJECTIVES

         CPA(R):10's objectives are to:

- pay quarterly dividends at an increasing rate that for taxable shareholders may be partially free from current taxation;

-        own a portfolio of real estate that will increase in value; and

- increase the equity in its real estate by making regular mortgage principal payments.

         CPA(R):10 seeks to achieve these objectives by holding and managing industrial and commercial properties each net leased to a single corporate tenant. The properties owned by CPA(R):10 are described in Item 2. All net offering proceeds not invested in real estate are invested in cash and cash equivalents. CPA(R):10 uses these funds primarily for working capital.

DEVELOPMENTS DURING 1999

         CPA(R):10 and CIP(R), an affiliate, owned as tenants-in-common properties in Ruston, Louisiana, Jonesboro and Little Rock, Arkansas that had been leased to Harvest Foods, Inc. The properties had been vacant since the termination of the Harvest lease in 1997. The properties were sold in 1999 with CPA(R):10 receiving net proceeds on the sale of approximately $1,153,000.

         In January 1999, CalComp Technology, Inc., the lessee of a property in Austin, Texas in which CPA(R):10 and CIP(R) hold 50% ownership interests as tenants-in-common, announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, CPA(R):10 and Carey Institutional Properties initiated litigation against CalComp seeking judgement for all unpaid and future rents plus associated costs. CalComp agreed to pay to CPA(R):10 and CIP(R) a total of $2,500,000 ($1,250,000 to each) and CPA(R):10 and CIP(R) agreed to withdraw their lawsuits with prejudice and to terminate the CalComp lease. The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, CPA(R):10 used the lease termination proceeds to reduce the outstanding balance on the loan from $1,564,538 to $314,538 and negotiated an agreement to extend the maturity of the loan until August 2000.

STRATEGY

         CPA(R):10 has invested a total of $134,323,000 in net leased properties. CPA(R):10 owns a total of 54 properties, all but three of which are subject to net leases. Carey Property Advisors strategy in structuring its net lease investments in CPA(R):10's portfolio was to:

- combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

-        enhance current returns by utilizing varied lease structures;

- reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

- increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

         Consistent with its investment policies, CPA(R):10 uses leverage when available on favorable terms. As of December 31, 1999, CPA(R):10 has approximately $56,041,000 in property level debt outstanding. These mortgage obligations mature between 2000 and 2013 and have interest rates ranging between 8.75% and 10.7%. Carey Property Advisors continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

COMPETITION

         CPA(R):10 faces competition for tenants in need of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies, other REITs and other property owners. CPA(R):10 believes its management's experience will allow CPA(R):10 to compete effectively.



ENVIRONMENTAL MATTERS

         Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. CPA(R):10's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

         Phase I environmental assessments are performed by independent environmental consulting and engineering firms on all properties acquired by CPA(R):10. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):10 normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA(R):10 often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CPA(R):10 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. A contractual arrangement does not eliminate CPA(R):10's statutory liability or preclude claims against CPA(R):10 by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CPA(R):10's leases may provide a basis for CPA(R):10 to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

         CPA(R):10 operates in one industry segment, investment in net leased real property. For the year ended December 31, 1999, three lessees represented 10% or more of the total operating revenue of CPA(R):10: Marriott International, Inc.- 27%, Information Resources Incorporated- 17% and Titan Corporation - 13%. These three tenant companies are publicly traded on the New York Stock Exchange and file financial statements with the United States Securities and Exchange Commission.

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

SINGLE TENANT LEASES INCREASE OUR EXPOSURE IN THE EVENT OF A FAILURE OF TENANT.

         Because our net leased real properties are leased to single tenants, the financial failure of or other default by a tenant resulting in the termination of a lease is likely to cause a reduction in the operating cash flow of CPA(R):10 and might decrease the value of the property leased to such tenant.

WE DEPEND ON MAJOR TENANTS.

         Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 20 properties, represent 75% of annualized revenues. The default, financial distress or bankruptcy of any of these five tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

WE CAN BORROW A SIGNIFICANT AMOUNT OF FUNDS.

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

WE MAY NOT BE ABLE TO REFINANCE BALLOON PAYMENTS ON OUR MORTGAGE DEBTS.

         A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

                         2000 -  $29 million;
                         2001 -  $7 million;
                         2002 -    none;
                         2003 -  $8 million; and
                         2004 -  $2 million.

         Our ability to make such balloon payments will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws.

WE MAY BE UNABLE TO RENEW LEASES OR RE-LET VACATED SPACES.

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

         2000 -       0 %
         2001 -       3 %
         2002 -       4 %
         2003 -       0 %
         2004 -       0 %

WE ARE SUBJECT TO POSSIBLE LIABILITIES RELATING TO ENVIRONMENTAL MATTERS.

         We own industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on CPA(R):10:

- Responsibility and liability for the cost of investigation and removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

- Liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances; and

- Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

WE MAY SUFFER UNINSURED LOSSES.

         There are certain types of losses (such as due to wars or some natural disasters), that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.

WE FACE INTENSE COMPETITION.

         The real estate industry is highly competitive. Our principal competitors include national REITs, many of which are substantially larger and have substantially greater financial resources than us.

THE VALUE OF OUR REAL ESTATE IS SUBJECT TO FLUCTUATION.

         We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that rental revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:

-        Adverse changes in general or local economic conditions;

-        Changes in supply of or demand for similar or competing properties;

-        Changes in interest rates and operating expenses;

-        Competition for tenants;

-        Changes in market rental rates;

-        Inability to lease properties upon termination of existing leases;

-        Renewal of leases at lower rental rates;

- Inability to collect rents from tenants due to financial hardship, including bankruptcy;

- Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate;

-        Uninsured property liability;

-        Property damage or casualty losses;

- Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws; and

-        Acts of God and other factors beyond the control of our management.

WE DEPEND ON KEY PERSONNEL FOR OUR FUTURE SUCCESS.

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

YEAR 2000 ISSUES.

                  In 1999, CPA(R):10 and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CPA(R):10 experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. The impact of the year 2000 issues on the company will continue to depend on the way the issues have been addressed by third parties that provide services to CPA(R):10. To date, CPA(R):10 has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

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

SAFEWAY STORES                    Supermarket                          Broken Arrow,               Ownership of a 50%
INCORPORATED                                                           Oklahoma                    interest in land
                                                                                                   and buildings


NAME OF LEASE                                                                                      TYPE OF OWNERSHIP
  OBLIGOR                        TYPE OF PROPERTY                      LOCATION                    INTEREST
  -------                        ----------------                      --------                    --------
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

Vacant                            Retail Stores                        Hot Springs and             Ownership of a 50%
                                  - 3 locations                        Texarakana, Arkansas;       interest in land
                                                                       and Clarksdale,             and buildings
                                                                       Mississippi                 except as noted (2)

Vacant                            Office/Manufacturing                 Austin, Texas               Ownership of a 50%
                                  Facility                                                         interest in land and
                                                                                                   buildings (1)

KROGER CO.                        Supermarkets                         North Little Rock
                                  - 2 locations                        and Conway, Arkansas        Ownership of a 50%
                                                                                                   interest in land
                                                                                                   and buildings
                                                                                                   except as noted (3)

AFFILIATED FOODS                  Supermarkets                         Little Rock - 3, and        Ownership of a 50%
SOUTHWEST, INC.                   - 4 locations                        Hope, Arkansas              interest in land
                                                                                                   and buildings
                                                                                                   except as noted (3)

CENTROBE, INC.                    Distribution/                        Louisville,                 Ownership of a 20%
                                  Warehouse/Office                     Colorado                    interest in land and
                                  Facility                                                         buildings (1)


ENVIROWORKS, INC.                 Manufacturing/                       Apopka, Florida             Ownership of land
                                  Distribution Facility                                            and buildings (1)

(1)      These properties are encumbered by mortgage notes payable.

(2)      Ownership of building with ground lease.

(3) Ownership of building with property in Hot Springs, Arkansas ground leases in North Little Rock and Little Rock, Arkansas.

         The material terms of CPA(R):10's leases with its significant tenants are summarized as of December 31, 1999 in the following table:

                   Share                                       Current                  Lease
  Lessee        of Current       Increase      Square         Rent Per     Renewal   Expiration     Ownership
  Obligor      Annual Rents       Factor       Footage        Sq.Ft.(1)   Terms (3)   (Mo/Year)     Interest
  -------      ------------       ------       -------        ---------   ---------  ----------     --------
Information      $2,916,014        CPI        252,000         $17.36          YES       9/05         66.67% general
Resources,                                                                                           partnership interest;
Inc.                                                                                                 remaining limited
                                                                                                     partnership interest
                                                                                                     owned by Corporate
                                                                                                     Property Associates 9
                                                                                                     ("CPA(R):9")

Titan             2,131,336        CPI        166,403          15.72          YES       7/07         81.46% general
Corporation                                                                                          partnership interest;
                                                                                                     remaining limited
                                                                                                     partnership interest
                                                                                                     owned by CPA(R):9

New WAI           1,446,000        CPI        534,121           2.71          YES       3/16         100%
L.P./
Warehouse
Associates

EnviroWorks,      1,499,331        CPI        374,289           4.01          YES       3/10         100%
Inc.

Wal-Mart          1,013,389        % of       454,251           4.46          YES       1/08         50% interest; remaining
Stores, Inc. (2)                   sales                                                             interest owned by Carey
                                                                                                     Institutional Properties
                                                                                                     Incorporated ("CIP(R)")

Childtime           854,856        CPI         83,694          15.50          YES       1/16         66.07% interest;
Childcare                                                                                            remaining
Inc.                                                                                                 interest owned
                                                                                                     by CPA(R):9

Neodata             588,563        CPI        403,871           7.29          YES      12/14         20% interest;
Corporation                                                                                          remaining
                                                                                                     interest owned
                                                                                                     by CIP(R)

K mart              617,844        % of       278,839           2.22          YES       5/01         100%
Corporation (2)                    sales

(1) Represents annualized rate for rent per square foot when combined with rents applicable to tenants-in-common or minority interests in limited partnerships.

(2)      Includes percentage of sales rents.

(3)      Renewal terms are at the option of the lessee.

Item 3. Legal Proceedings.

         As of the date hereof, CPA(R):10 is not a party to any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

         Information with respect to Registrant's common stock is hereby incorporated by reference to page 24 of the Company's Annual Report contained in Appendix A.


Item 6. Selected Financial Data.

         Selected Financial Data are hereby incorporated by reference to page 1 of the Company's Annual Report contained in Appendix A.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of the Company's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

         Approximately $54,877,000 of CPA(R):10's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from LIBOR plus 4% to the lender's prime rate plus 1%.

(in thousands)
                      2000        2001        2002         2003         2004      Thereafter    Total        Fair Value
                      ----        ----        ----         ----         ----      ----------    -----        ----------
Fixed rate            $29,568       $ 7,356   $996       $8,829       $2,589       $5,539       $54,877        $55,411

Weighted
   average
   interest
   rate                  8.21%         8.89%  9.89%       9.77%        10.00%        9.91%

Variable rate             358           806     --         --            --            --         1,164          1,164

         As of December 31, 1999, CPA(R):10 had no other material exposure to market risk.


Item 8.  Consolidated Financial Statements and Supplementary Data.

         The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 6 to 18 of the Company's Annual Report contained in Appendix A:

(i)      Report of Independent Accountants.

(ii)     Consolidated Balance Sheets as of December 31, 1998 and 1999.

(iii) Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.

(iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

(vi)     Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

                  NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.



Item 11. Executive Compensation.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.



Item 13. Certain Relationships and Related Transactions.

         This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


    (a)           1.       Consolidated Financial Statements:

                           The following consolidated financial statements are
filed as a part of this Report:

    Report of Independent Accountants.

    Consolidated Balance Sheets as of December 31, 1998 and 1999.

    Consolidated Statements of Income for the years ended December 31, 1997, 1998 and 1999.

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

    Notes to Consolidated Financial Statements.



    The consolidated financial statements are hereby incorporated by reference to pages 6 to 18 of the Company 's Annual Report contained in Appendix A.



    (a)           2.       Financial Statements of Material Equity Investee:

    Marcourt Investments Incorporated

    Report of Independent Accountants.

    Balance Sheets, December 31, 1998 and 1999.

    Statements of Income for the years ended December 31, 1997, 1998 and 1999.

    Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

    Statements of Cash Flows for the years ended December 31, 1997, 1998 and
    1999.

    Notes to Financial Statements.

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1999 of Marcourt Investments Incorporated.

    The financial statements of material equity investees is contained herewith in Item 14 on pages 14 to 22.

    The separate financial statements of material equity investees have been audited as of December 31, 1999 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

    (a)           3.       Financial Statement Schedule:

                           The following schedule is filed as a part of this
Report:

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1999.

    Notes to Schedule III.



         Schedule III and notes therein are hereby incorporated by reference to pages 19 to 21 of the Company 's Annual Report in Appendix A. A Financial Statement Schedule of the Company's Material Equity Investee is contained herewith in Item 14.

         Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors of
   Marcourt Investments Incorporated:

         In our opinion, the financial statements listed in the index appearing under Item 14(a)(2) on page 12 present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the schedule of real estate and accumulated depreciation listed in the index appearing under Item 14(a)(2) on page 12 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

New York, New York
February 11, 1999

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 1998 and 1999



                                                               1998                1999
                                                           ------------        ------------
                  ASSETS:

Net investment in direct
        financing lease                                    $148,565,328        $148,415,466
Cash and cash equivalents                                        36,034               8,429
Other assets                                                    548,891             481,525
                                                           ------------        ------------

           Total assets                                    $149,150,253        $148,905,420
                                                           ============        ============


                  LIABILITIES:

Mortgage notes payable                                     $ 97,801,553        $ 94,016,280
Accrued interest payable                                      1,410,542           1,356,081
Accounts payable and accrued expenses                            80,774              61,942
Accounts payable to affiliates                                    7,000               5,000
State and local taxes payable                                    15,478              12,000
                                                           ------------        ------------

           Total liabilities                                 99,315,347          95,451,303
                                                           ------------        ------------


Commitments and contingencies


                  SHAREHOLDERS' EQUITY:

Common stock, Class A; $.01 par value; authorized,
    999,750 shares; issued and outstanding,
    369,850 shares; Class B; $.01 par value;
    authorized, 250 shares; issued and outstanding,
    150 shares                                                    3,700               3,700
Additional paid-in capital                                   36,996,300          36,996,300
Accumulated earnings in excess of dividends                  12,834,906          16,454,117
                                                           ------------        ------------
           Total shareholders' equity                        49,834,906          53,454,117
                                                           ------------        ------------

           Total liabilities and
               shareholders' equity                        $149,150,253        $148,905,420
                                                           ============        ============

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1998 and 1999



                                                    1997               1998               1999
                                                -----------        -----------        -----------
Revenue:

    Interest income on
        direct financing lease                  $17,694,122        $17,693,839        $17,676,988
    Percentage rents                                851,731          1,041,461          1,165,455
    Other income                                    104,758              8,350                513
                                                -----------        -----------        -----------
                                                 18,650,611         18,743,650         18,842,956
                                                -----------        -----------        -----------


Expenses:

    Interest on mortgages                        10,729,644         10,391,810         10,024,907
    General and administrative                       68,238             69,812             63,179
    State and local taxes                            29,426             34,718             18,566
                                                -----------        -----------        -----------
                                                 10,827,308         10,496,340         10,106,652
                                                -----------        -----------        -----------

           Net income                           $ 7,823,303        $ 8,247,310        $ 8,736,304
                                                ===========        ===========        ===========


           Basic earnings per share
               of common stock, 370,000
               common shares outstanding
               (Class A and Class B)            $     21.14        $     22.29        $     23.61
                                                ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                     STATEMENTS OF SHAREHOLDERS' EQUITY For
                the years ended December 31, 1997, 1998 and 1999


                                                        Additional           Earnings in
                                    Common               Paid-in              Excess of
                                     Stock               Capital              Dividends             Total
                                  ------------         ------------         ------------        ------------
Balance, December 31, 1996               3,700           36,996,300            6,692,169          43,692,169

Dividends                                                                     (4,928,760)         (4,928,760)

Net income                                                                     7,823,303           7,823,303
                                  ------------         ------------         ------------        ------------

Balance, December 31, 1997               3,700           36,996,300            9,586,712          46,586,712

Dividends                                                                     (4,999,116)         (4,999,116)

Net income                                                                     8,247,310           8,247,310
                                  ------------         ------------         ------------        ------------

Balance, December 31, 1998               3,700           36,996,300           12,834,906          49,834,906

Dividends                                                                     (5,117,093)         (5,117,093)

Net income                                                                     8,736,304           8,736,304
                                  ------------         ------------         ------------        ------------

Balance, December 31, 1999        $      3,700         $ 36,996,300         $ 16,454,117        $ 53,454,117
                                  ============         ============         ============        ============

The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                        STATEMENTS OF CASH FLOWS For the
                  years ended December 31, 1997, 1998 and 1999

                                                                     1997                 1998                 1999
                                                                ------------         ------------         ------------
Cash flows from operating activities:
    Rentals received from lessee                                $ 18,678,581         $ 18,868,311         $ 18,992,305
    Interest paid on mortgage loans                              (10,711,971)         (10,379,916)         (10,011,999)
    Interest received on cash and cash equivalents                     6,158                2,350                  513
    General and administrative expenses paid                         (60,988)             (50,102)             (50,589)
    Taxes paid                                                       (39,426)             (44,240)             (22,044)
    Other, net                                                       (33,567)             (39,761)             (33,425)
                                                                ------------         ------------         ------------
               Net cash provided by operating activities           7,838,787            8,356,642            8,874,761
                                                                ------------         ------------         ------------

Cash flows from investing activities:
    Proceeds from easement                                            98,600
                                                                ------------
               Net cash provided by investing activities              98,600
                                                                ------------
Cash flows from financing activities:
    Dividends paid                                                (4,928,760)          (4,999,116)          (5,117,093)
    Payment of mortgage principal                                 (3,085,300)          (3,417,356)          (3,785,273)
                                                                ------------         ------------         ------------
               Net cash used in financing activities              (8,014,060)          (8,416,472)          (8,902,366)
                                                                ------------         ------------         ------------

Net decrease in cash and cash equivalents                            (76,673)             (59,830)             (27,605)

Cash and cash equivalents, beginning of year                         172,537               95,864               36,034
                                                                ------------         ------------         ------------

Cash and cash equivalents, end of year                          $     95,864         $     36,034         $      8,429
                                                                ============         ============         ============


Reconciliation of net income to net cash
     provided by operating activities:
    Net income                                                  $  7,823,303         $  8,247,310         $  8,736,304
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Cash receipts on direct financing lease
               greater than revenues recognized                      132,728              133,011              149,862
           Other income from sale of easement                        (98,600)
           Amortization of deferred interest                          72,079               69,843               67,369
           Increase in other assets                                                           (66)                  (3)
           Decrease in accounts payable
               and accrued expenses                                  (25,817)             (29,485)             (18,832)
           Decrease in accrued interest payable                      (54,406)             (57,949)             (54,461)
           Decrease in state and local taxes
                payable                                              (10,000)              (9,522)              (3,478)
           (Decrease) increase in accounts payable
               to affiliates                                            (500)               3,500               (2,000)
                                                                ------------         ------------         ------------

               Net cash provided by operating
                  activities                                    $  7,838,787         $  8,356,642         $  8,874,761
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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

        Additional rentals based on a percentage of Marriott's sales in excess of the specified volume and increases in the consumer price index are generally included in income when reported to the Company or when billed to Marriott.

        Cash Equivalents:

        The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 1998 and 1999, the Company had on deposit at two financial institutions substantially all of its cash and cash equivalents.

        Federal Income Taxes:

        The Company is qualified as a REIT as defined under the Internal Revenue Code as of December 31, 1999. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status.

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

 3.     Transactions with Related Parties:

        An affiliate of W.P. Carey & Co., Inc. ("W.P. Carey") is the advisor to two shareholders whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 1997, 1998 and 1999, the Company incurred expenses of $7,237, $7,204 and $6,905 respectively, under the agreement.

         Frontier Equity Partners II, Ltd. and an affiliate ("Frontier") own approximately 53% of the outstanding shares of the Company. The Company has also agreed to reimburse Frontier for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the years ended December 31, 1997, 1998 and 1999, the Company incurred expenses of $6,994, $12,046 and $12,015, respectively, in connection with reimbursement for such physical inspections.


 4.     Net Investment in Direct Financing Lease:

         The net investment in the direct financing lease is summarized as follows:

                                       1998                1999
                                   ------------        ------------
Minimum lease payments
   receivable                      $231,749,050        $213,922,200
Unguaranteed residual value         146,045,268         146,045,268
                                   ------------        ------------
                                    377,794,318         359,967,468
Less, unearned income               229,228,990         211,552,002
                                   ------------        ------------
                                   $148,565,328        $148,415,466
                                   ============        ============

         The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 2000 through 2004 and aggregate $213,922,200 through 2011.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


5.      Mortgage Notes Payable:

         The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $60,261,014 of the mortgage notes bear interest at a rate of 9.94% per annum with the remaining $33,755,266 bearing interest at a rate of 11.18% per annum. The mortgage will fully amortize in November 2011.

         Scheduled principal payments during each of the next five years following December 31, 1999 and thereafter are as follows:

               Year Ending December 31,
                  2000                               $  4,192,937
                  2001                                  4,644,658
                  2002                                  5,145,213
                  2003                                  5,699,903
                  2004                                  6,314,600
                  Thereafter                           68,018,969
                                                     ------------
                     Total                           $ 94,016,280
                                                     ============


 6.     Dividend Paid:

         Dividends paid to shareholders consist of ordinary income and a return of capital for income tax purposes. For the three years ended December 31, 1999, dividends paid per share were reported as follows for income tax purposes:

                           1997            1998            1999
                         --------        --------        --------
Ordinary income          $  11.46        $  12.60        $  13.71
Return of capital            1.86             .91             .12
                         --------        --------        --------
                         $  13.32        $  13.51        $  13.83
                         ========        ========        ========


         Dividends of $1,004,169 and $2,075 payable to Class A and Class B shareholders, respectively, were declared and paid in February 2000.



 7.     Disclosure About Fair Value of Financial Instruments:

         The carrying amounts of cash and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

         The fair value of the Company's mortgage notes payable at December 31, 1998 and 1999 is approximately $114,000,000 and $100,615,000, respectively.
Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1999

                                             Initial Cost to Company
                                       -----------------------------------
                                                    Personal
       Description   Encumbrances       Land        Property     Buildings
       -----------   ------------       ----        ---------    ---------

 Direct Financing
  Method:

  Hotels leased to
    Marriott Inter-
    national, Inc.   $94,016,280      $27,559,637   $14,199,292  $104,241,071
                     ===========      ===========   ===========  ============


                        Costs
                     Capitalized        Increase In
                     Subsequent to         Net
       Description   Acquisition (a)   Investment (b)    Total (c)       Date Acquired
       -----------   ---------------   --------------    -----------     -------------

 Direct Financing
  Method:

  Hotels leased to
    Marriott Inter-                                                        February 10,
    national, Inc.      $45,268          $2,370,198       $148,415,466       1992
                        =======          ==========       ============

(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

(c) At December 31, 1999, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

    (a)    4.     Exhibits:

                  The following exhibits are filed as part of this Report. Documents other than those designated as being filed with this Form 10-K are incorporated by reference.


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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

    10.66      Co-Tenancy Agreement between QRS:10 and QRS:11.                          Filed as Exhibit 10.5
                                                                                        to Registrant's Form 8-K
                                                                                        dated October 29, 1992


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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

    21.1       Subsidiaries of Registrant as of March 31, 2000                          Filed herewith

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

    28.4       Deed from Denton Seller to Denton QRS for the                            Filed as Exhibit 28(B)(5)


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
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

    28.24      Deed from Acadia Stores 61, Inc. to QRS 10-9 and                         Filed as Exhibit 28.5
               QRS 11-2 for Store 194.                                                  to Registrant's Form 8-K
                                                                                        dated April 3, 1992


Exhibit                                                                                 Method of
  No.          Description                                                              Filing
---------      --------------                                                           -----------------------
    28.25      Deeds from Acadia Stores 62, Inc. ("AS-62") to                           Filed as Exhibit 28.6
               QRS 10-9 and QRS 11-2 for:                                               to Registrant's Form 8-K
                                                                                        dated April 3, 1992

                           a.     Store 287

                           b.     Store 289

    28.26      Deed from Harvest to QRS 10-9 and QRS 11-2 for Store 4426.               Filed as Exhibit 28.7
                                                                                        to Registrant's Form 8-K
                                                                                        dated April 3, 1992

    28.27      Deed of Improvements from Harvest to QRS 10-9 and                        Filed as Exhibit 28.8
               QRS 11-2 for:                                                            to Registrant's Form 8-K
                                                                                        dated April 3, 1992
                           a.     Store 4281

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

    28.29      Prospectus of Registrant                                                 Filed as Exhibit 28.38
               dated June 11, 1990.                                                     to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

    28.30      Supplement dated August 14, 1990                                         Filed as Exhibit 28.39
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

    28.31      Supplement dated January 17, 1991                                        Filed as Exhibit 28.40
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993

    28.32      Supplement dated March 26, 1991                                          Filed as Exhibit 28.41
               to Prospectus dated June 11, 1990.                                       to Registrant's Form 10-K/A
                                                                                        dated September 24, 1993


    (b)    Reports on Form 8-K

         During the quarter ended December 31, 1999 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED a Maryland corporation

04/07/2000                        BY:  /s/ John J. Park
-------------                        -------------------------------------
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

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

04/07/2000                        BY: /s/ William P. Carey
-------------                        ------------------------------------
     Date                            William P. Carey
                                     Chairman of the Board
                                     and Director
                                     (Principal Executive Officer)

04/07/2000                        BY: /s/ H. Augustus Carey
-------------                        ------------------------------------
     Date                            H. Augustus Carey
                                     President

04/07/2000                        BY: /s/ Ralph G. Coburn
-------------                        ------------------------------------
     Date                            Ralph G. Coburn
                                     Director

04/07/2000                        BY: /s/ George E. Stoddard
-------------                        ------------------------------------
     Date                            George E. Stoddard
                                     Director

04/07/2000                        BY: /s/ William Ruder
-------------                        ------------------------------------
     Date                            William Ruder
                                     Director

04/07/2000                        BY: /s/ Warren G. Wintrub
-------------                        ------------------------------------
     Date                            Warren G. Wintrub
                                     Director

04/07/2000                        BY: /s/ John J. Park
-------------                        ------------------------------------
     Date                            John J. Park
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

04/07/2000                        BY: /s/ Claude Fernandez
-------------                        ------------------------------------
     Date                            Claude Fernandez
                                     Executive Vice President and
                                     Chief Administrative Officer
                                     (Principal Accounting Officer)

                             APPENDIX A TO FORM 10-K


                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                AND SUBSIDIARIES



                                                              1999 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per share amounts)

                                         1995           1996          1997          1998          1999
                                         ----           ----          ----          ----          ----
OPERATING DATA:

  Revenues                          $  16,132      $  15,506     $  14,666     $  14,462     $  15,526

  Income (loss) before
      extraordinary items              (1,076)         2,990         3,735         3,842         5,062

  Net income (loss)                    (1,076)         2,990         7,585         5,480         5,062

      Basic earnings (loss)
        per share before                 (.15)           .41           .52           .52           .66
        extraordinary items (2)

      Basic earnings (loss)
        per share (2)                    (.15)           .41          1.05           .74           .66

  Dividends paid                        5,976          5,982         5,294         5,232         5,419

  Dividends declared
      per share                           .83            .83           .73           .71           .71

  Payment of mortgage
      principal (1)                       931          1,142         1,172         1,288         1,458

BALANCE SHEET DATA:

  Total consolidated
      assets                          141,438        127,755       121,039       119,256       116,584

  Long-term
      obligations (3)                  71,527         60,042        58,749        49,003        26,114


(1)      Represents scheduled mortgage principal amortization paid.

(2) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.

(3)      Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         Overview

         The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 10 Incorporated ("CPA(R):10") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):10. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or objectives and plans of CPA(R):10 will be achieved.

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

         Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):10's ability to meet distribution objectives, increase the dividend and increase value by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.


         Results of Operations

         Net income for the years 1999 and 1998 is not fully comparable due to several nonrecurring items including other income from a lease termination settlement of $1,250,000, a net gain from dispositions of marketable equity securities and properties of $124,000 and a noncash writedown of $412,000 in 1999 and an extraordinary gain of $1,638,000 in 1998 in connection with the payment of a mortgage obligation. Excluding the effects of these items, income would have reflected an increase of $258,000 or 7% as compared with 1998.

         The increase in income as adjusted for the nonrecurring items described above was primarily due to a decrease in interest expense, and an increase in the equity income from CPA(R):10's investment in a master lease for thirteen Courtyard by Marriott hotels. The decrease in interest expense was due to the payoff in December 1999 of the mortgage loan encumbered by the properties formerly leased to Harvest Foods, the paydown of a mortgage loan on a property in Austin, Texas in August 1999 as well as the continuing amortization of principal on CPA(R):10's limited recourse loans. The increase in equity income resulted from increased percentage of sales rents from the Courtyard by Marriott hotels and a continued trend of decreasing interest expense on the mortgage loan on the Marriott properties. Lease revenues (rental income and interest income from direct financing leases) decreased as a result of the termination of a lease with CalComp Technology, Inc. Solely as a result of the termination of the CalComp lease, annual lease revenues decreased by $446,000; however, percentage of sales rents from the

Company's leases for retail stores with Kmart Corporation and Wal-Mart Stores, Inc. increased by $168,000 from 1998. Property and general and administrative expenses were stable for the comparable periods.

         CPA(R):10 received $1,250,000 from CalComp in connection with the lease termination. The proceeds from the settlement were used to paydown the mortgage to $315,000. In connection with paying down the loan, CPA(R):10 was able to negotiate an extension of the loan maturity for one year until August 2000. CPA(R):10 is currently remarketing the property. CPA(R):10 realized a $810,000 gain on the sale of its 81,460 shares of common stock of Titan Corporation and $223,000 on the release from escrow of proceeds from the sale of Enviroworks warrants. CPA(R):10 had exercised warrants it received in 1991 in connection with structuring its net lease with Titan Corporation. CPA(R):10 also sold three of its remaining vacant Harvest Foods properties and disposed of a fourth property in March 2000. As of March 31, 2000, two former Harvest properties remain vacant.

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

         The increase in property expenses resulted primarily from the residual effects of the termination of the Harvest Foods, Inc. master lease in March 1997. CPA(R):10 absorbed certain costs, such as real estate taxes and ground lease expense, on vacant properties that had been obligations of the former tenant. The increase in general and administrative expenses reflected CPA(R):10's share of consulting costs related to Year 2000 remediation and a project to make necessary upgrades to management information systems. The decrease in other interest income was due to lower average cash balances. The decrease in interest expense was due, in part, to the benefit from paying off the two mortgage loans in 1997. The increase in equity income was the result of higher percentage of sales rents from CPA(R):10's investment in a net lease for 13 Courtyard by Marriott hotel properties and decreasing mortgage interest on its mortgage loan. Lease revenues (rental income from operating leases and interest income from direct financing leases) were stable for 1998 as compared with 1997. Annual cash flow benefited from the $59,000 rent increase with EnviroWorks, Inc. that went into effect in April 1998.

         The extraordinary gain in 1998 resulted from the extinguishment of debt as the result of paying principal and accrued interest on the subordinated mortgage loan on the former Harvest Foods properties and unpaid interest thereon in December 1998 at a substantial discount. The lender accepted a payment of $250,000 from CPA(R):10 in settlement of a $1,500,000 loan and approximately two years of unpaid interest. By eliminating the remaining mortgages on the Harvest Foods properties, CPA(R):10 was provided with greater flexibility in remarketing vacant properties for lease or sale. Subsequently, four properties have been sold.

         Rent increases are scheduled in 2000 on the Information Resources, Inc., Childtime Childcare, Inc. and Titan Corporation leases and in 2001 on the Warehouse Associates lease. CPA(R):10 will realize additional operating cash flow in the future if it is able to re-lease the two vacant properties formerly leased to Harvest Foods or the former CalComp property in Austin, Texas.

         Because of the long-term nature of CPA(R):10's net leases, inflation and changing prices have not unfavorably affected CPA(R):10's revenues and net income. CPA(R):10's net leases have rent increases based on formulas indexed to increases in the Consumer Price Index, sales overrides, or other periodic increases which are designed to increase lease revenues in the future.

         Financial Condition

         CPA(R):10 uses the cash flow from its net leases to fund dividends to shareholders and pay scheduled debt service payments on its limited recourse mortgage debt. CPA(R):10 maintains a cash reserve to fund major outlays such as capital improvements and balloon debt payments. Such expenditures may also be funded from additional borrowing on CPA(R):10's real estate portfolio. Cash balances increased by $1,523,000 in 1999. Cash provided by operations of $7,979,000 was used to fund dividend payments of $5,419,000 and pay scheduled mortgage principal payments of $1,310,000.

         Mortgage principal installments of $148,000 were paid from cash reserves. During 1999, CPA(R):10 realized cash proceeds of $2,471,000 from sales including the sale of Titan common stock, the sale of three vacant properties and the release of funds from escrow relating to the sale of warrants in 1997. The warrants had been granted to CPA:10 in 1995 in connection with the structuring of the net lease with Enviroworks, Inc.

         CPA(R):10 currently has no commitments to fund major capital outlays at its properties; however, CPA(R):10 is evaluating redevelopment opportunities at its three vacant properties. To the extent that two of the properties are unleveraged and the mortgage balance on the former CalComp property could be paid from cash reserves, CPA(R):10 may be able to obtain mortgage debt to pay for any necessary improvements. Whether any improvements are funded at these properties during 2000 and the amount of any such improvements has not yet been determined. CPA(R):10's leases with Kmart require that CPA(R):10 fund certain improvements from time to time. No significant expenditures are anticipated at the Kmart properties in 2000.

         A balloon payment of $6,900,000 on a limited recourse loan collateralized by six properties leased to Wal-Mart which had been scheduled to be paid in January 1999 had been extended during 1999. CPA(R):10 has not paid off the loan and continues to pay monthly debt service as it evaluates potential refinancing opportunities. There is no assurance that CPA(R):10 will be able to obtain new financing. Although the lender has the right to demand payment for the entire outstanding balance at any time, the lender has not yet made a demand for payment of the loan in its entirety. Monthly debt service on the Wal-Mart loan is in excess of monthly base rent from the Wal-Mart leases; however, net cash flow (rent less mortgage debt service) from the Wal-Mart leases is positive solely because of the annual percentage of sales rent that CPA(R):10 receives.

         CPA(R):10 currently does not have sufficient cash reserves to pay off the Wal-Mart loans. It does, however, have unused borrowing capacity as several of its properties are unleveraged, including a property leased to Safeway Stores Incorporated and its three Kmart retail properties. The ability to releverage the Kmart properties will depend on whether Kmart elects to extend its leases which are currently scheduled for a renewal option in 2001. CPA(R):10 has a balloon payment of $21,618,000 collateralized by properties net leased to Information Resources, Inc. scheduled to be paid in October 2000. There is no assurance that CPA(R):10 will be able to refinance the mortgage; however, the initial term of the lease is in effect until September 2005. If necessary, CPA(R):10 could seek recourse financing as well, however, CPA(R):10 does not currently have plans to seek any form of recourse financing. CPA(R):10's financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):10's other assets. This strategy has allowed CPA(R):10 to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CPA(R):10 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.

         Two tenants, Warehouse Associates and Neodata Corporation have purchase options, exercisable in November 2000 and March 2001, respectively. Both options are exercisable at the greater of (a) fair market value, as defined in the leases, and (b) CPA(R):10's purchase price for the properties. CPA(R):10 has not received any indication whether either tenant intends to exercise its option. Annual cash flow from the Warehouse Associates and Neodata properties is $565,000 and $262,000, respectively.

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

         In 1999, CPA(R):10 and its affiliates formed a task force to identify year 2000 problems. The task force developed and implemented a plan that included inventory, assessment, remediation, testing and contingency planning. CPA(R):10 experienced no significant disruptions as a result of the year end date change. The task force intends to monitor other critical dates in the future, such as quarter-end dates. In connection with the procedures, CPA(R):10 incurred expenses of approximately $50,000. The impact of the year 2000 issues on CPA(R):10 will continue to depend on the way the issues have been addressed by third parties that provide services to CPA(R):10. To date CPA(R):10 has not been adversely impacted to any significant extent by the failure of third parties to address year 2000 issues. The task force has developed contingency plans to address risks associated with year 2000 issues that may arise. There can be no assurance that these plans will fully mitigate any problems, if any arise. The foregoing year 2000 discussions constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness and Disclosure and Disclosure Act of 1998.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Corporate Property Associates 10 Incorporated and Subsidiaries:

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 10 Incorporated and Subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the schedule of real estate and accumulated depreciation presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Carey Property Advisors, a Pennsylvania limited partnership (the "Advisor"); our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

New York, New York
April 7, 2000

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                                                                            1998               1999
                                                                                            ----               ----
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method
         Land                                                                      $  19,370,043      $  18,741,001
         Buildings                                                                    81,728,919         79,806,448
                                                                                   -------------      -------------
                                                                                     101,098,962         98,547,449
         Accumulated depreciation                                                     13,541,345         15,453,482
                                                                                   -------------      -------------
                                                                                      87,557,617         83,093,967
   Net investment in direct financing leases                                          16,758,447         16,758,447
                                                                                   -------------      -------------
         Real estate leased to others                                                104,316,064         99,852,414
Equity investment                                                                     12,382,287         13,195,370
Cash and cash equivalents                                                              1,770,478          3,293,827
Other assets, net of accumulated amortization of $145,939 and $188,725 in 1998 and 1999 and reserve for uncollected rents of $214,847 and
    $321,008 in 1998 and 1999                                                            787,077            242,561
                                                                                   -------------      -------------

         Total assets                                                              $ 119,255,906      $ 116,584,172
                                                                                   =============      =============

        LIABILITIES:

Limited recourse mortgage notes payable                                            $  58,748,585      $  56,040,773
Accrued interest                                                                         472,220            346,858
Accounts payable and accrued expenses                                                    479,388            373,139
Accounts payable to affiliates                                                         1,912,233          2,809,276
Dividends payable                                                                      1,348,268          1,354,369
Prepaid rental income                                                                     27,365             59,301
                                                                                   -------------      -------------
         Total liabilities                                                            62,988,059         60,983,716
                                                                                   -------------      -------------

Minority interest                                                                      3,665,708          3,517,296
                                                                                   -------------      -------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
   40,000,000 shares; 7,633,558 shares issued
   and outstanding at December 31, 1998 and 1999                                           7,633              7,633
Additional paid-in capital                                                            66,530,408         66,530,408
Dividends in excess of accumulated earnings                                          (13,993,711)       (14,357,101)
Accumulated other comprehensive income                                                   155,589
                                                                                   -------------      -------------
                                                                                      52,699,919         52,180,940
Less, common stock in treasury at cost,
   11,902 shares at December 31, 1998 and 1999                                           (97,780)           (97,780)
                                                                                   -------------      -------------
         Total shareholders' equity                                                   52,602,139         52,083,160
                                                                                   -------------      -------------
         Total liabilities and
             shareholders' equity                                                  $ 119,255,906      $ 116,584,172
                                                                                   =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS of INCOME

                        For the years ended December 31,

                                                               1997              1998              1999
                                                               ----              ----              ----
Revenues:
   Rental income                                       $ 11,888,835      $ 12,152,866      $ 11,963,273
   Interest income from direct financing leases           2,407,527         2,196,996         2,191,568
   Other interest income                                    231,946           103,928           106,470
   Other income                                             137,314             8,611         1,265,000
                                                       ------------      ------------      ------------
                                                         14,665,622        14,462,401        15,526,311
                                                       ------------      ------------      ------------
Expenses:
   Interest                                               6,467,266         6,130,144         5,768,896
   Depreciation and amortization                          2,095,105         2,088,450         2,067,153
   General and administrative                             1,176,887         1,334,847         1,399,327
   Property expenses                                      2,028,904         2,339,075         2,313,189
   Writedown to fair value                                                                      412,067
                                                       ------------      ------------      ------------
                                                         11,768,162        11,892,516        11,960,632
                                                       ------------      ------------      ------------
      Income before minority interest,
         equity income, gain (loss) on sale
         and extraordinary items                          2,897,460         2,569,885         3,565,679
Minority interest in income                                (607,472)         (636,617)         (651,949)
                                                       ------------      ------------      ------------
      Income before equity income, gain
         on sale and extraordinary items                  2,289,988         1,933,268         2,913,730
Income from equity investment                             1,806,760         1,908,256         2,024,156
                                                       ------------      ------------      ------------
      Income before gain (loss) on sales and
         extraordinary items                              4,096,748         3,841,524         4,937,886
Gain on sale of securities                                  285,987                           1,033,415
Gain (loss) on sale of real estate                          105,131                            (909,260)
Subordinated disposition fees                              (753,156)
                                                       ------------      ------------      ------------
      Income before extraordinary items                   3,734,710         3,841,524         5,062,041
Extraordinary gain on early extinguishment of debt        3,850,490         1,638,375
                                                       ------------      ------------      ------------
        Net income                                     $  7,585,200      $  5,479,899      $  5,062,041
                                                       ============      ============      ============
Basic earnings per common share:
  Income before extraordinary item                     $        .52      $        .52      $        .66
  Extraordinary item                                            .53               .22
                                                       ------------      ------------      ------------
  Net income per common share                          $       1.05      $        .74      $        .66
                                                       ============      ============      ============
Weighted average shares outstanding                       7,206,642         7,408,957         7,621,656
                                                       ============      ============      ============


The accompanying notes are an integral part of the consolidated financial statements

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

For the years ended December 31,

                                                                           Dividends In     Accumulated
                                          Additional                         Excess Of         Other
                                Common      Paid-in       Comprehensive     Accumulated     Comprehensive  Treasury
                                Stock       Capital           Income          Earnings          Income       Stock        Total
                                -----       -------           ------          --------          ------       -----        -----
Balance at
  December 31, 1996             $7,217     $62,160,058                      $(15,184,953)                  $(88,092)   $46,894,230

Dividends                                                                     (5,294,000)                               (5,294,000)

Comprehensive income:
  Net income                                                 $7,585,200        7,585,200                                 7,585,200
                                                             ==========

Balance at
                                ------     -----------                      ------------       --------    --------    -----------
  December 31, 1997              7,217      62,160,058                       (12,893,753)                   (88,092)    49,185,430

416,264 shares issued,
  $.001 par                        416       4,370,350                                                                   4,370,766

Dividends                                                                     (6,579,857)                               (6,579,857)

Repurchase of 1,250
  shares                                                                                                     (9,688)        (9,688)

Comprehensive income:
  Net income                                                 $5,479,899        5,479,899                                 5,479,899
  Other comprehensive
    income:
  Unrealized appreciation,
      of marketable
      securities for 1998                                       155,589                        $155,589                    155,589
                                                             ----------
                                                             $5,635,488
                                                             ==========
Balance at
                                ------     -----------                      ------------       --------    --------   ------------
  December 31, 1998              7,633      66,530,408                       (13,993,711)       155,589     (97,780)    52,602,139

Dividends                                                                     (5,425,431)                               (5,425,431)

Comprehensive income:
  Net income                                                 $5,062,041        5,062,041                                 5,062,041
Other comprehensive income:
  Change in unrealized
    appreciation resulting
    from sale of securities                                    (155,589)                       (155,589)                  (155,589)
                                                             ----------                                                    -------
                                                             $4,906,452
                                                             ==========
Balance at
                                ------     -----------                      ------------       --------    --------    -----------
  December 31, 1999             $7,633     $66,530,408                      $(14,357,101)            --    $(97,780)   $52,083,160
                                ======     ===========                      ============       ========    ========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

                      CONSOLIDATED STATEMENTS of CASH FLOWS

For the years ended December 31,

                                                                     1997              1998              1999
                                                                     ----              ----              ----
Cash flows from operating activities:
    Net income                                               $  7,585,200      $  5,479,899      $  5,062,041
    Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                             2,095,105         2,088,450         2,067,153
      Straight-line adjustments and other noncash
         rent adjustments                                          74,577             8,811             5,237
      Minority interest in income                                 607,472           636,617           651,949
      Income from equity investment in excess of
         dividends received                                      (640,380)         (725,199)         (813,083)
      Extraordinary gain on early extinguishment of debt       (3,850,490)       (1,638,375)
      Provision for uncollected rents                             107,223           107,624           106,161
      Gain on sale of real estate and securities, net            (391,118)                           (124,155)
      Accrual of subordinated disposition fees                    753,156
      Writedown to fair value                                                                         412,067
      Net change in operating assets and liabilities              926,034         1,109,826           612,127
                                                             ------------      ------------      ------------
            Net cash provided by operating activities           7,266,779         7,067,653         7,979,497
                                                             ------------      ------------      ------------
Cash flows from investing activities:
    Proceeds from sale of real estate and securities            1,480,259                           2,471,355
    Purchase of marketable securities                                              (285,110)
    Payments received on note receivable                          110,750
                                                             ------------      ------------      ------------
            Net cash provided by (used in)
               investing activities                             1,591,009          (285,110)        2,471,355
                                                             ------------      ------------      ------------
Cash flows from financing activities:
    Advances on line of credit                                  1,600,000
    Payments on mortgage principal                             (1,172,236)       (1,287,986)       (1,457,812)
    Prepayments of mortgage payable and
      advances on line of credit                               (7,050,000)         (250,000)       (1,250,000)
    Purchase of treasury stock                                                       (9,688)
    Distributions paid to minority partners                      (785,583)         (841,325)         (800,361)
    Dividends paid                                             (5,294,000)       (5,231,589)       (5,419,330)
                                                             ------------      ------------      ------------
            Net cash used in financing activities             (12,701,819)       (7,620,588)       (8,927,503)
                                                             ------------      ------------      ------------
            Net (decrease) increase in cash
               and cash equivalents                            (3,844,031)         (838,045)        1,523,349
    Cash and cash equivalents, beginning of year                6,452,554         2,608,523         1,770,478
                                                             ------------      ------------      ------------
    Cash and cash equivalents, end of year                   $  2,608,523      $  1,770,478      $  3,293,827
                                                             ============      ============      ============

Noncash operating and financing activity:

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

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Depreciation:

         Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years.

         Equity Investment:

         The Company's 23.7% interest in a real estate investment trust ("REIT") is accounted for under the equity method, i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash Equivalents:

         The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1998 and 1999 were held in the custody of two financial institutions, and which at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

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

         The Company's marketable equity securities, which consisted of 81,460 shares of common stock of the Titan Corporation at December 31, 1998, were classified as available-for-sale securities and were reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a separate component of shareholders' equity (accumulated other comprehensive income) until realized. As of December 31, 1998, the Company's cost basis in Titan Corporation common stock was $285,110 and at fair value reflected unrealized appreciation of $155,589 at that date. The Company disposed of its marketable equity securities in 1999.

         Treasury Stock:

         Treasury stock is recorded at cost.

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Operating Segments:

         Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definitions, the Company has concluded that it engages in a single operating segment.


         Reclassification:

         Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 financial statement presentation.


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

3.       Transactions with Related Parties:

         The Company's asset management and performance fees are both 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement with the Advisor. Asset management fees, payable to the Advisor, were $746,250, $807,050 and $798,868 in 1997, 1998 and 1999, respectively, with performance fees for such periods in like amounts. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share). For the period subsequent to September 30, 1997, the cumulative dividend return criterion has not been met and performance fees aggregating $1,388,065 are not currently payable until such time as the dividend return criterion is achieved again. The unpaid performance fees have been accrued and are included in accounts payable to affiliates in the accompanying consolidated financial statements.

         General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $600,514, $603,846 and $576,918 in 1997, 1998 and 1999, respectively.

         The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $824,031 through December 31, 1999. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         Pursuant to the Advisory Agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative services. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets and 25% of net income) as defined in the Advisory Agreement, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions.

         The Company is a participant in an agreement with W. P. Carey and certain affiliates for the purpose of leasing office space used for the administration of real estate entities and W. P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1997, 1998 and 1999 were $115,002, $97,128 and $124,629, respectively.

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


4.       Real Estate Leased to Others Accounted for Under the Operating Method:

         Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $11,026,000 in 2000, $10,783,000 in 2001, $10,183,000 in 2002; $9,952,000 in 2003;
         $9,960,000 in 2004; and aggregate approximately $82,158,000 through 2016.

         Contingent rents were approximately $995,000, $1,202,000 and $1,341,000 in 1997, 1998 and 1999, respectively.


5.       Net Investment in Direct Financing Leases:

         Net investment in direct financing leases is summarized as follows:

                                          December 31,
                                       1998            1999
                                       ----            ----
Minimum lease payments
  receivable                    $35,640,462     $33,581,337
Unguaranteed residual value      16,886,552      16,886,552
                                -----------     -----------
                                 52,527,014      50,467,889
Less, Unearned income            35,768,567      33,709,442
                                -----------     -----------
                                $16,758,447     $16,758,447
                                ===========     ===========

         Scheduled future minimum rents, exclusive of renewals, under noncancellable direct financing leases amount to approximately $2,059,000 in each of the years 2000 through 2004 and aggregate approximately $33,851,000 through 2017.

         Contingent rents were approximately $132,000, $138,000 and $132,000 in 1997, 1998 and 1999, respectively.

         The Company is committed under long-term ground leases that have expiration dates ranging from June 2004 to January 2011. Future minimum ground lease rent obligations aggregate approximately $630,000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.       Mortgage Notes Payable:

         Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $87,016,000. As of December 31, 1999, mortgage notes payable have interest rates varying from 8.75% to 10.7% per annum and mature between 2000 and 2013.

         Scheduled principal payments during each of the five years following December 31, 1999 and thereafter are as follows:

          Year Ending December 31,
          ------------------------
                  2000                                                    $29,926,499
                  2001                                                      8,161,753
                  2002                                                        995,618
                  2003                                                      8,828,657
                  2004                                                      2,588,824
                  Thereafter                                                5,539,422
                                                                          -----------
                     Total                                                $56,040,773
                                                                          ===========


         Interest paid was $6,342,805, $6,142,995 and $5,894,258, in 1997, 1998
and 1999, respectively.

7.       Dividends:

         Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1997, 1998 and 1999, dividends paid per share reported for tax purposes were as follows:

                                                  1997                       1998                   1999
                                                  ----                       ----                   ----
   Ordinary income                               $ .59                      $ .70                  $ .40
   Capital gains                                   .03                         --                    .14
   Return of capital                               .11                        .01                    .17
                                                 -----                      -----                  -----
                                                 $ .73                      $ .71                  $ .71
                                                 =====                      =====                  =====

         A dividend of $.1777 per share for the quarter ended December 31, 1999 ($1,354,369) was declared in December 1999 and paid in January 2000.

8.       Lease Revenues:

         The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues are as follows:

                                                             1997              1998              1999
                                                             ----              ----              ----
Per Statements of operations:
    Rental income from operating leases              $ 11,888,835      $ 12,152,866      $ 11,963,273
    Interest income from direct financing leases        2,407,527         2,196,996         2,191,568
Adjustments:
    Rental income attributable to
        minority interests                             (1,927,963)       (1,942,872)       (1,942,872)
    Share of interest income from equity
        investment's direct financing lease             4,387,948         4,432,772         4,459,039
                                                     ------------      ------------      ------------
                                                     $ 16,756,347      $ 16,839,762      $ 16,671,008
                                                     ============      ============      ============

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


         For the years ended December 31, 1997, 1998 and 1999, the Company earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                                     1997      %                   1998       %                 1999      %
                                                     ----     ----                 ----      ----               ----     ----
      Marriott International, Inc. (1)        $ 4,387,948      26%          $ 4,432,772       26%        $ 4,459,039      27%
      Information Resources
        Incorporated (2)                        2,916,014      17             2,916,014       17           2,916,004      17
      Titan Corporation (2)                     2,065,826      12             2,131,336       13           2,131,336      13
      New WAI, L.P./
        Warehouse Associates                    1,452,530       9             1,452,700        9           1,447,272       9
      EnviroWorks, Inc.                         1,387,757       8             1,431,656        8           1,446,289       9
      Wal-Mart Stores, Inc.                       970,948       6             1,013,389        6           1,070,245       6
      Kmart Corporation                           860,465       5               898,077        5           1,009,966       6
      Childtime Childcare Inc.                    800,205       5               805,454        5             805,454       5
      Centrobe, Inc.                              587,728       4               588,563        4             589,732       4
      Affiliated Foods Southwest,
        Inc. (3)                                   51,953                       145,679        1             224,515       1
      US West Communications, Inc.                222,600       1               222,600        1             222,600       1
      Kroger Co. (3)                              164,555       1               206,806        1             206,806       1
      Safeway Stores Incorporated                 141,750       1               141,750        1             141,750       1
      Harvest Foods, Inc. (3)                     302,044       2
      CalComp Technology, Inc.                    443,024       3               446,366        3
      Other                                         1,000                         6,600
                                              -----------     ----          -----------      ----        -----------     ----
                                              $16,756,347     100%          $16,839,762      100%        $16,671,008     100%
                                              ===========     ====          ===========      ====        ===========     ====

(1) Represents the Company's share of revenue from its 23.7% equity interest in Marcourt Investments Incorporated.

(2)      Net of the minority interest attributable to CPA(R):9.

(3) Net of ground lease expense of approximately $158,000 for each of the years 1997 through 1999.

9.       Equity Investment in Marcourt Investments Incorporated:

         The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized audited financial information of Marcourt is as follows:

         (In thousands)

                                                    Year Ended December 31,
                                                1997         1998         1999
                                                ----         ----         ----
Assets                                      $149,413     $149,150     $148,905
Liabilities                                  102,826       99,315       95,451
Shareholders' equity                          46,587       49,835       53,454

Revenues                                      18,650       18,743       18,843
Interest and other expenses                   10,827       10,496       10,107
Net income                                     7,823        8,247        8,736

Dividends paid                                 4,929        4,999        5,117
Cash provided from operating activities        7,839        8,357        8,875

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


10.      Gains on Sale of Real Estate and Securities:

         In 1997, subsequent to the termination of its master lease with Harvest Foods, Inc. ("Harvest"), the Company sold three vacant properties and recognized a gain on sales of $105,131. In 1999, the Company sold three vacant properties formerly leased to Harvest for $1,152,830 and recognized a loss on sale of $909,260. The Company sold a vacant Harvest property in Clarksdale, Mississippi in March 2000 for a nominal amount and has recognized an impairment loss in 1999 of $412,067 in connection with the agreement to sell the property.

         In March 1995, the Company entered into a net lease with EnviroWorks Inc. ("EnviroWorks") and in connection with structuring the lease transaction was granted warrants to purchase 577,000 shares of EnviroWork's common stock at a per share exercise price of $1.50. In December 1997 EnviroWorks' parent company was acquired by Fiskars, Inc. ("Fiskars"), and the Company was required to exercise and sell its shares with the Company realizing a gain on sale of securities in 1997 of $285,987. Additional proceeds from the sale of shares were placed in an escrow account with release of funds subject to any post-closing adjustments in connection with Fiskars' purchase price for EnviroWorks. In May 1999, a final distribution of $223,272 was released from the escrow account at which time the Company recognized a realized gain equal to the amount received.

         In connection with structuring its net lease with the Titan Corporation ("Titan") in 1991, the Company was granted warrants to purchase 81,460 shares of Titan common stock. The warrants were exercisable at $3.50 per share through July 1998. In 1998, the Company used $285,110 to exercise the warrants, and in December 1999, the Company sold its Titan shares for $1,095,253 and recognized a realized gain of $810,143.

11.      Extraordinary Gains on Extinguishment of Debt:

         In June 1997, the Company paid off the first priority mortgage loan collateralized by the properties formerly leased to Harvest. The lender accepted a payment of $3,850,000 as a settlement of an outstanding balance of $4,277,447. In connection with the prepayment, the Company recognized an extraordinary gain on the early extinguishment of debt of $427,447. On December 22, 1998, the holder of a limited recourse subordinated mortgage note on the former Harvest properties agreed to accept a payment of $250,000 from the Company in satisfaction of the $1,500,000 mortgage loan obligation and accrued interest thereon of $388,375. In connection with the payoff of the subordinated mortgage loan, the Company recognized an extraordinary gain on the extinguishment of debt of $1,638,375 in 1998.

         In January 1991, the Company and an affiliate, Corporate Property Associates 9, L.P. ("CPA(R):9") formed a limited partnership with a 68.085% general partnership interest, and a 31.915% limited partnership interest, respectively, and purchased a property in Stamford Connecticut. A limited recourse mortgage loan assumed in connection with the purchase was scheduled to mature on September 1, 1995 with a balloon payment due at that time. In 1995, the lease for the property was not renewed and the Company was unsuccessful in its efforts to remarket the property and find a new lessee. The Company concluded that the fair value was less than the outstanding balance of the mortgage loan, and attempted to negotiate a restructuring of the loan, but, the lender did not agree to any of the Company's proposals. In December 1996, the Boards of Directors of CPA(R):9 and the Company approved a transaction that allowed the Company to transfer its entire general partnership interest in the limited partnership to CPA(R):9 for nominal consideration. The transfer allowed the Company to recognize a capital loss for tax purposes in 1996, partially offsetting gains from the sale of other properties. For financial reporting purposes, a gain of $3,423,043 resulting from the transfer of liabilities in excess of assets was deferred pending the disposition of the Stamford property by CPA(R):9. In September 1997, the lender completed a foreclosure action at which time CPA(R):9's ownership of the property was transferred to the lender in satisfaction of the mortgage debt, and, as a result, the conditions requiring the Company to defer its gain were eliminated. Accordingly, the Company recognized an extraordinary gain in 1997 of $3,423,043.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued


12.      Property in Austin, Texas:

         In January 1999, CalComp Technology, Inc. ("CalComp"), the lessee of a property in Austin, Texas announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, the Company initiated litigation against CalComp seeking judgment for all unpaid and future rents plus associated costs. The Company also entered into discussions with CalComp to negotiate a settlement in recognition of the fact that it could take an extended period to obtain a resolution to the litigation. On August 5, 1999, the Company and CalComp agreed to a settlement. Under the terms of the agreement, the Company agreed to withdraw its lawsuits with prejudice and to terminate the CalComp lease in consideration for a lump sum payment from CalComp of $1,250,000. This amount was recognized in 1999 as other income in the accompanying consolidated financial statements.

         The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, the Company agreed to use the lease termination proceeds of $1,250,000 to reduce the outstanding balance on the loan from $1,564,538 to $314,538. In consideration for the payment, the lender agreed to modify the loan to provide for monthly debt service installments of interest only rather than installments of interest and principal and to extend the maturity of the loan until August 2000 at which time the balloon payment for the outstanding principal balance is scheduled.


13.      Disclosures About Fair Value of Financial Instruments:

         The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

         The Company estimates that the fair value of mortgage notes payable at December 31, 1998 and 1999 was approximately $62,161,000 and $56,575,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

         In conjunction with executing several of its leases, the Company was granted warrants to purchase common stock or limited partnership units of the lessee or lease guarantor. To the extent that the lessee or lease guarantor is not a publicly traded entity, the warrants are judged at the time of issuance to be speculative in nature and a nominal cost basis is attributed to them. The Company believes it is not practicable to estimate the fair value of warrants for closely-held entities.


14.      Accounting Pronouncement:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2000, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS will not have a material impact on the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 1999



                                                                              Costs
                                                     Initial Cost to        Capitalized       Decrease in
                                                         Company           Subsequent to           Net
                                                  --------------------
         Description             Encumbrances       Land       Buildings   Acquisition (a)    Investments(b)
         -----------             ------------       ----       ---------   ---------------   --------------
  Operating Method:
 Office/repair facility
  leased to The
  US West
  Communications, Inc.                         $   498,557   $ 1,563,299    $    45,465
 Office buildings leased to
  Information
  Resources, Inc.                 21,839,878     4,992,173    26,857,893      3,792,980
 Retail stores leased
  to Kmart Corporation                           2,896,663     4,308,345        821,510
 Land leased to Childtime
  Childcare, Inc.                    969,647     2,279,146                          957
 Office building leased
  to Titan Corporation             9,604,882     3,906,546    15,883,454         17,948
 Retail stores leased to
  Wal-Mart Stores, Inc.            6,774,269       807,423     6,864,802         87,746
 Retail store leased
  to Safeway Stores
  Incorporated                                     334,595       943,790         14,621
 Office/manufacturing
  facilities formerly leased to
  CalComp Technology, Inc.           314,538       751,453     2,536,047
 Manufacturing/warehouse/
  office facilities leased to
  Centrobe, Inc. Services, Inc.    2,554,268       379,917       497,114      3,159,798
 Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                5,091,011     1,045,856                   10,135,098
 Retail stores - vacant                            808,800     4,246,200          1,172      $(3,622,548)

 Supermarkets leased
  to Affiliated Foods
  Southwest, Inc.                                  343,120     1,801,380            497         (454,368)
                                 -----------   -----------   -----------    -----------      -----------
                                 $47,148,493   $19,044,249   $65,502,324    $18,077,792      $(4,076,916)
                                 ===========   ===========   ===========    ===========      ===========

                                                                                                                      Life on which
                                                                                                                       Depreciation
                                                                                                                       in Latest
                                           Gross Amount at which Carried                                              Statement of
                                               at Close of Period  (c)               Accumulated                       Operations
                                       ----------------------------------------
         Description                   Land          Buildings           Total     Depreciation     Date Acquired      is Computed
         -----------                   ----          ---------           -----     ------------     -------------      ------------
  Operating Method:
 Office/repair facility
  leased to The
  US West                                                                                          September 18,
  Communications, Inc.             $  509,550    $ 1,597,771        $ 2,107,321     $   371,066         1990              40 yrs.
 Office buildings leased to
  Information                                                                                      September 28,
  Resources, Inc.                   4,992,731     30,650,315         35,643,046       6,861,937         1990              40 yrs.
 Retail stores leased                                                                              October 19 & 29,
  to Kmart Corporation              2,944,072      5,082,446          8,026,518       1,077,458         1990              40 yrs.
 Land leased to Childtime                                                                          January 4,
  Childcare, Inc.                   2,280,103                         2,280,103                         1991                N/A
 Office building leased
  to Titan Corporation              3,910,145     15,897,803         19,807,948       3,361,629     July 9, 1991          40 yrs.
 Retail stores leased to                                                                           December 19,
  Wal-Mart Stores, Inc.               816,658      6,943,313          7,759,971       1,395,879         1991              40 yrs.
 Retail store leased
  to Safeway Stores                                                                                December 19,
  Incorporated                        340,274        952,732          1,293,006         191,535         1991              40 yrs.
 Office/manufacturing
  facilities formerly leased to
  CalComp Technology, Inc.            751,453      2,536,047          3,287,500         483,434     May 28, 1992          40 yrs.
 Manufacturing/warehouse/
  office facilities leased to
  Centrobe, Inc. Services, Inc.       379,917      3,656,912          4,036,829         462,614     October 1, 1992       40 yrs.
 Manufacturing/distribution
  facility leased to
  EnviroWorks, Inc.                 1,045,856     10,135,098         11,180,954       1,087,412     March 22, 1995        40 yrs.
 Retail stores - vacant               353,440      1,080,184          1,433,624          73,656     February 21,
                                                                                                       1992              40 yrs.
 Supermarkets leased
  to Affiliated Foods
  Southwest, Inc.                     416,802      1,273,827          1,690,629          86,862     February 21,          40 yrs.
                                  -----------    -----------        -----------     -----------         1992
                                  $18,741,001    $79,806,448        $98,547,449     $15,453,482
                                  ===========    ===========        ===========     ===========


See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION


                             as of December 31, 1999


                                                                        Costs
                                              Initial Cost to        Capitalized        Decrease In
                                                  Company            Subsequent to          Net
         Description        Encumbrances     Land       Buildings    Acquisition (a)   Investment (b)
         -----------       --------------    ----       ---------    ---------------   --------------
Direct Financing Method:


 Daycare centers
  leased to Childtime
  Childcare, Inc.            $1,397,430                $ 3,284,644      $    1,379


 Office/warehouse
  facility leased
  to New WAI L.P./
  Warehouse Associates        7,494,850   $  307,745    10,442,255      1,277,029


 Supermarket leased
  to Kroger Company                          251,760     1,321,740                     $(128,105)
                             ----------   ----------   -----------      ----------     ---------
                             $8,892,280    $ 559,505   $15,048,639     $ 1,278,408     $(128,105)
                             ==========    =========   ===========     ===========     =========

                              Gross Amount at which Carried
                                    at Close of Period
         Description            Total          Date Acquired
         -----------            -----          -------------
Direct Financing Method:


 Daycare centers
  leased to Childtime
  Childcare, Inc.            $ 3,286,023       January 4, 1991


 Office/warehouse
  facility leased
  to New WAI L.P./
  Warehouse Associates        12,027,029       March 27, 1991


 Supermarket leased
  to Kroger Company            1,445,395       February 21, 1992
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

(c) At December 31, 1999, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $61,470,183.

                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                                                             December 31,                 December 31,
                                                                                1998                          1999
                                                                                ----                          ----
         Balance at beginning
             of year                                                        $101,098,962                  $101,098,962
         Writedown to fair value                                                                              (434,384)
         Dispositions                                                                                       (2,117,129)
                                                                            ------------                  ------------
         Balance at close of
             year                                                           $101,098,962                  $ 98,547,449
                                                                            ============                  ============

                   Reconciliation of Accumulated Depreciation

                                                                             December 31,                  December 31,
                                                                                1998                           1999
                                                                                ----                           ----
         Balance at beginning
             of year                                                         $11,498,122                   $13,541,345
         Depreciation expense                                                  2,043,223                     2,024,367
         Writedown to fair value                                                                               (22,317)
         Dispositions                                                                                          (89,913)
                                                                            ------------                  ------------
         Balance at close of
             year                                                            $13,541,345                   $15,453,482
                                                                             ===========                   ===========

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

SAFEWAY STORES                    Supermarket                          Broken Arrow,               Ownership of a 50%
INCORPORATED                                                           Oklahoma                    interest in land
                                                                                                   and buildings

 NAME OF LEASE                                                                                     TYPE OF OWNERSHIP
      OBLIGOR                     TYPE OF PROPERTY                     LOCATION                         INTEREST
      -------                     ----------------                     --------                         --------
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

Vacant                            Retail Stores                        Hot Springs and             Ownership of a 50%
                                  -3 locations                         Texarakana, Arkansas        interest in land
                                                                       and Clarksdale,             and buildings
                                                                       Mississippi                 except as noted (2)

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

Vacant                            Office/                              Austin,                     Ownership of a 50%
                                  Manufacturing                        Texas                       interest in land and
                                  Facility                                                         buildings (1)
NEODATA                           Distribution/                        Louisville,                 Ownership of a 20%
CORPORATION                       Warehouse/Office                     Colorado                    interest in land and
                                  Facility                                                         buildings (1)

ENVIROWORKS, INC.                 Manufacturing/                       Apopka, Florida             Ownership of land
                                  Distribution Facility                                            and buildings (1)


(1)      These properties are encumbered by mortgage notes payable.

(2) Ownership of buildings with ground leases of land for one property in Little Rock, Arkansas and properties in Hot Springs and North Little Rock.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS


         Except for limited or sporadic transactions, there is no established public trading market for the Shares of the Company. As of December 31, 1999, there were 4,290 holders of record of the shares of the company.

         The Company is required to distribute annually its distributable REIT taxable income, as to maintain its status as a REIT.

         In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The following shows the frequency and amount of dividends paid since 1996.


                                               Cash Dividends Paid Per Share
                                               -----------------------------
                                         1997              1998              1999
                                         ----              ----              ----
                  First quarter        $.2075            $.1761            $.1769
                  Second quarter        .1755             .1763             .1771
                  Third quarter         .1757             .1765             .1773
                  Fourth quarter        .1759             .1767             .1775
                                       ------            ------            ------
                                       $.7346            $.7056            $.7088
                                       ======            ======            ======


REPORT ON FORM 10-K


         The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.