Form 10-Q
period 2000-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2000-05-18
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2000

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

CPA(R):10 has no active market for common stock at May 15, 2000.
7,621,656 shares of common stock, $.001 Par Value outstanding at May 15, 2000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                      INDEX

                                                                                                   Page No.
                                                                                                   --------
 PART I

 Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets, as of December 31, 1999
              and March 31, 2000                                                                      2

              Condensed Consolidated Statements of Income for the three
              months ended March 31, 1999 and 2000                                                    3

              Condensed Consolidated Statements of Comprehensive Income
              for the three months ended March 31, 1999 and 2000.                                     3

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 2000                                                    4

              Notes to Condensed Consolidated Financial Statements                                   5-6

 Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                     7

 PART II - Other Information

 Item 3A.- Quantitative and Qualitative Disclosures About Market Risk                                 8

 Item 4. - Submission of Matters to a Vote of Security Holders                                        8

 Item 6. - Exhibits and Reports on Form 8-K                                                           8

 Signatures                                                                                           9

*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                December 31,           March 31,
                                                                    1999                 2000
                                                                -------------        -------------
                                                                    (Note)             (Unaudited)
            ASSETS:

Real estate leased to others:
     Accounted for under the
          Operating method
               Land                                             $  18,741,001        $  18,741,001
               Buildings                                           79,806,448           79,806,448
                                                                -------------        -------------
                                                                   98,547,449           98,547,449
               Accumulated depreciation                            15,453,482           16,039,127
                                                                -------------        -------------
                                                                   83,093,967           82,508,322
     Net inventment in direct financing leases                     16,758,447           16,758,447
                                                                -------------        -------------
               Real estate leased to others                        99,852,414           99,266,769
Equity investment                                                  13,195,370           13,405,418
Cash and cash equivalents                                           3,293,827            3,317,796
Other assets                                                          242,561              585,105
                                                                -------------        -------------

               Total assets                                     $ 116,584,172        $ 116,575,088
                                                                =============        =============

            LIABILITIES:

Limited recourse mortgage notes payable                         $  56,040,773        $  55,726,589
Accrued interest                                                      346,858              447,670
Accounts payable and accrued expenses                                 373,139              283,390
Accounts payable to affiliates                                      2,809,276            2,983,144
Dividends payable                                                   1,354,369            1,355,894
Prepaid rental income                                                  59,301               43,730
                                                                -------------        -------------
               Total liabilities                                   60,983,716           60,840,417
                                                                -------------        -------------

Minority interest                                                   3,517,296            3,457,910
                                                                -------------        -------------
Commitment and contingencies

            SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; 7,633,558 shares
  authorized; 40,000,000 shares issued and outstanding
  at December 31, 1999 and March 31, 2000                               7,633                7,633
Additional paid-in capital                                         66,530,408           66,530,408
Dividends in excess of accumulated earnings                       (14,357,101)         (14,163,500)
                                                                -------------        -------------
                                                                   52,180,940           52,374,541
Less: common stock in treasury at cost, 11,902 shares
  at December 31, 1999 and March 31, 2000                             (97,780)             (97,780)
                                                                -------------        -------------
               Total shareholders' equity                          52,083,160           52,276,761
                                                                -------------        -------------

               Total liabilities and shareholders' equity       $ 116,584,172        $ 116,575,088
                                                                =============        =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            Three Months Ended
                                                     March 31, 1999     March 31, 2000
                                                     --------------     --------------
Revenues:
   Rental income from operating leases                $ 3,358,447        $ 3,249,487
   Interest income from direct financing leases           547,520            557,746
   Other interest income                                   22,492             43,335
                                                      -----------        -----------
                                                        3,928,459          3,850,568
                                                      -----------        -----------

Expenses:
   Interest on mortgages                                1,453,493          1,394,564
   Depreciation and amortization                          522,112            591,896
   General and administrative                             375,723            381,921
   Property expense                                       557,075            523,131
   Writedown to fair value                                348,716
                                                      -----------        -----------
                                                        3,257,119          2,891,512
                                                      -----------        -----------

       Income before minority interest,
          income from equity investment
          and gain on sale                                671,340            959,056

Minority interest in income                              (162,330)          (165,613)
                                                      -----------        -----------

       Income before equity investment                    509,010            793,443

Income from equity investment                             692,259            732,427
                                                      -----------        -----------

       Income before gain on sale                       1,201,269          1,525,870

Gain on sale of real estate                                                   24,250
                                                      -----------        -----------

       Net income                                     $ 1,201,269        $ 1,550,120
                                                      ===========        ===========

Basic income per share (7,621,656 shares
   outstanding at March 31, 1999 and 2000):           $       .16        $       .20
                                                      ===========        ===========

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              Three Months Ended
                                                       March 31, 1999     March 31, 2000
                                                       --------------     --------------
Net income                                              $ 1,201,269        $ 1,550,120
Other comprehensive income:
   Change in unrealized gain in securities during
     the period                                             (29,173)
                                                        -----------
   Other comprehensive income                               (29,173)
                                                        -----------        -----------
                                                        $ 1,172,096        $ 1,550,120
                                                        ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31
                                                               -----------------------------
                                                                  1999              2000
                                                                  ----              ----
Cash flows from operating activities:
   Net income                                                 $ 1,201,269        $ 1,550,120
Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation and amortization                             522,112            591,896
        Income from equity investment
          in excess of dividends received                        (194,049)          (210,048)
        Minority interest in income                               162,330            165,613
        Straight-line rent adjustments                              1,310              1,981
        Provision for uncollected rents                            28,095             28,554
        Writedown to fair value                                   348,716
        Gain on sale of real estate                                                  (24,250)
        Net change in operating assets and liabilities              7,286           (209,970)
                                                              -----------        -----------
              Net cash provided by operating activities         2,077,069          1,893,896
                                                              -----------        -----------

Cash flows from investing activities
   Proceeds from sale of real estate                                                  24,250
                                                                                 -----------
          Net cash provided from investing activities                                 24,250
                                                                                 -----------
Cash flows from financing activities:
   Dividends paid                                              (1,347,300)        (1,354,994)
   Distributions paid to minority interest                       (205,546)          (224,999)
   Payments of mortgage principal                                (339,975)          (314,184)
                                                              -----------        -----------
              Net cash used in financing activities            (1,892,821)        (1,894,177)
                                                              -----------        -----------

              Net increase in cash and cash equivalents           184,248             23,969

Cash and cash equivalents, beginning of period                  1,770,478          3,293,827
                                                              -----------        -----------

        Cash and cash equivalents, end of period              $ 1,954,726        $ 3,317,796
                                                              ===========        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2.  Transactions with Related Parties:

For the three-month periods ended March 31, 1999 and 2000, the Company incurred asset management fees of $200,563 and $193,175, respectively, performance fees in like amount and general and administrative expense reimbursements of $144,749 and $174,547, respectively, payable to an affiliate.

Note 3.  Lease Revenues:

The Company's operations consist of direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 1999 and 2000 are as follows:

                                                        1999               2000
                                                        ----               ----
Per Statements of Income:
     Rental income from operating leases            $ 3,358,447        $ 3,249,487
     Interest from direct financing leases              547,520            557,746
Adjustments:
     Rental income attributable to
          minority interests                           (485,718)          (485,718)
     Share of interest income from equity
          investment's direct financing lease         1,321,695          1,332,102
                                                    -----------        -----------
                                                    $ 4,741,944        $ 4,653,617
                                                    ===========        ===========

For the three-month periods ended March 31, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

                                                1999                %               2000                %
                                             ----------        ----------        ----------        ----------
Marriott International, Inc. (a)             $1,321,695                28%       $1,332,102                29%
Information Resources Incorporated (b)          729,003                15           729,003                16
The Titan Corporation (b)                       532,834                11           532,834                11
Wal-Mart Stores, Inc.                           501,067                11           470,099                10
New WAI, L.P./Warehouse Associates              361,446                 8           363,740                 8
EnviroWorks, Inc.                               361,572                 8           361,572                 8
Kmart Corporation                               386,612                 8           306,620                 7
Childtime Childcare Inc.                        201,364                 4           209,295                 4
Neodata Corporation                             147,433                 3           147,433                 3
Other                                           198,918                 4           200,919                 4
                                             ----------        ----------        ----------        ----------
                                             $4,741,944               100%       $4,653,617               100%
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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)

Note 4. Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                                     December 31, 1999         March 31, 2000
                                                                     -----------------         --------------
          Assets (primarily real estate)                                   $148,905             $148,802
          Liabilities (primarily mortgage notes payable)                     95,451               94,415
          Shareholders' equity                                               53,454               54,387

                                                                              Three Months Ended
                                                                     March 31, 1999       March 31, 2000
                                                                     --------------       --------------
          Revenue (primarily interest from
               direct financing lease)                                     $  5,536             $  5,629
          Interest and other expenses                                         2,566                2,488
                                                                           --------             --------
          Net income                                                       $  2,970             $  3,141
                                                                           ========             ========

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following information should be read in conjunction with Corporate Property Associates 10 Incorporated's ("CPA(R):10") condensed consolidated financial statements and notes thereto as of March 31, 2000 included in this quarterly report and CPA(R):10's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or the objectives and plans of CPA(R):10 will be achieved.

RESULTS OF OPERATIONS:

        Net income for the three-month period ended March 31, 2000 increased $349,000 as compared with the three-month period ended March 31,1999. Excluding the effect of a writedown of property of $349,000 in 1999 and again on the sale of a property of $24,000 in 2000, income would have reflected a decrease of $24,000 or 1.5%.

        Lease revenues (rental income and interest income from direct financing leases) decreased by approximately $100,000. The decrease was due to lower percentage of sales rents from the Company's leases for rental properties leased to Wal-Mart Stores, Inc. and Kmart Corporation. In accordance with accounting principles generally accepted in the United Sates, percentage of sales rents are recorded only when the required sales level is achieved. Most of CPA(R):10's percentage of sales rent is recognized during the first quarter because its retail lessees recognize the highest level of their annual sales during the fourth quarter and meet the threshold for paying percentage of sales rents and CPA(R):10 records percentage of sales revenue after the lessee has reported it to CPA(R):10. The effect of the decrease in lease revenues were offset by a moderate decrease in interest expense and a moderate increase in income from CPA(R):10's equity investment.

FINANCIAL CONDITION:

        Cash flow from operations of $1,894,000 was sufficient to fund CPA(R):10's financing activities which consisted of dividends to shareholders of $1,355,000, distributions to the minority interests in the two properties, based on the cash flow from these properties of $225,000 and payment of scheduled mortgage principal payments of $314,000. CPA(R):10 is continuing its efforts to remarket three vacant properties, two in Arkansas and one in Austin, Texas. To the extent that any of these properties can be re-leased, operating cash flow will benefit.

        CPA(R):10 investing activities consisted solely of the sale of a property in Clarksdale, Mississippi for $24,000. The property was written off in 1999. TO the extent that it is necessary to fund tenant improvements at any of the three vacant properties, CPA(R):10 will fund such capital costs.

        CPA(R):10 has recommenced negotiations to restructure and extend the maturity of a limited recourse mortgage loan collateralized by six Wal-Mart Stores, Inc. properties. Although the loan matured in 1999, CPA(R):10 has continued to pay monthly debt service installments. As of March 31,2000, the outstanding loan balance was $6,738,000. Based on its current cash balances, CPA(R):10 does not have the resources to pay off the balance if a restructuring agreement is not reached and the lender demands payment for the full amount of the outstanding balance. Because the loan is limited recourse, the lender's sole recourse would be to the Wal-Mart properties and not to any of the other assets of CPA(R):10. A balloon payment of $21,618,000 on the limited recourse mortgage loan collateralized by the properties leased to Information Resources, Inc. is scheduled for October 2000. The Company expects to refinance the loan.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                                     PART II

Item 3A. - Quantitative and Qualitative Disclosures about Market Risk:

            Approximately $54,579,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2000 ranged from the lenders prime rate plus 1% to LIBOR plus 4%. There has been no material change since December 31, 1999.

(in thousands)

                   2000       2001        2002       2003          2004       Thereafter      Total       Fair Value
                   ----       ----        ----       ----          ----       ----------      -----       ----------
Fixed rate        $29,269      $7,356      $  996     $8,829        $2,589        $5,540      $54,579      $55,531
Weighted
   average
   interest
   rate             8.22%       8.89%       9.89%      9.77%        10.00%         9.91%

Variable rate         343         805          -          -             -             -         1,148        1,148

          As of March 31, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended March 31, 2000, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None.

     (b)  Reports on Form 8-K:

               During the quarter ended March 31, 2000, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            5/16/00                       By:  /s/ John J. Park
            -------                            -------------------------------------
              Date                                 John J. Park
                                                   Executive Vice President, Treasurer and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)


            5/16/00                       By:  /s/ Claude Fernandez
            -------                            -------------------------------------
              Date                                 Claude Fernandez
                                                   Executive Vice President and
                                                   Chief Administrative Officer
                                                   (Principal Accounting Officer)