Form 10-Q
period 2000-06-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2000-08-10
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2000

                                       of

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

            CPA(R):10 has no active market for common stock at August 8, 2000. 7,621,686 shares of common stock, $.001 Par Value outstanding at August 8, 2000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
 PART I
 ------

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1999
               and June 30, 2000                                                                         2

               Condensed Consolidated Statements of Income for the three and
               six months ended June 30, 1999 and 2000                                                   3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six months ended June 30, 1999 and 2000                                 4

               Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1999 and 2000                                                       5

               Notes to Condensed Consolidated Financial Statements                                    6-7


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                       8


 PART II - Other Information
 -------

 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                    9

 Item 4. - Submission of Matters to a Vote of Security Holders                                           9

 Item 6. - Exhibits and Reports on Form 8-K                                                              9

 Signatures                                                                                             10


*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      December 31, 1999          June 30, 2000
                                                                 ----------------------      -----------------------
                                                                        (Note)                    (Unaudited)
         ASSETS:
Land and buildings,
    net of accumulated depreciation of
    $15,453,482 at December 31, 1999 and
    $16,624,773 at June 30, 2000                                         $ 83,093,967                 $81,941,363
Net investment in direct financing leases                                  16,758,447                  16,758,447
Equity investment                                                          13,195,370                  13,654,120
Cash and cash equivalents                                                   3,293,827                   3,039,946
Other assets                                                                  242,561                     618,315
                                                                 ----------------------      -----------------------
           Total assets                                                  $116,584,172                $116,012,191
                                                                 ======================      =======================
         LIABILITIES:
Mortgage notes payable                                                   $ 56,040,773                 $55,357,824
Accrued interest                                                              346,858                     441,756
Accounts payable and accrued expenses                                         373,139                     326,313
Accounts payable to affiliates                                              2,809,276                   3,162,002
Dividends payable                                                           1,354,369                   1,357,417
Prepaid rental income                                                          59,301                      32,403
                                                                 ----------------------      -----------------------
           Total liabilities                                               60,983,716                  60,677,715
                                                                 ----------------------      -----------------------

Minority interest                                                           3,517,296                   3,418,560
                                                                 ----------------------      -----------------------
Commitments and contingencies

         SHAREHOLDERS' EQUITY:
Common stock, $.001 par value;  40,000,000
  shares authorized; 7,633,558 shares issued and
  outstanding at December 31, 1999 and June 30, 2000                            7,633                       7,633

Additional paid-in capital                                                 66,530,408                  66,530,408
Dividends in excess of accumulated earnings                               (14,357,101)                (14,524,345)
                                                                 ----------------------      -----------------------
                                                                           52,180,940                  52,013,696
Less, common stock in treasury, at cost, 11,902
  shares at December 31, 1999 and June 30, 2000                               (97,780)                    (97,780)
                                                                 ----------------------      -----------------------
           Total shareholders' equity                                      52,083,160                  51,915,916
                                                                 ----------------------      -----------------------
           Total liabilities and shareholders' equity                    $116,584,172                $116,012,191
                                                                 ======================      =======================

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)




                                                    Three Months Ended                               Six Months Ended
                                           June 30, 1999         June 30, 2000             June 30, 1999           June 30, 2000
                                         ------------------    -------------------       -------------------     ------------------
Revenues:
   Rental income                               $2,898,537             $2,963,443                $6,256,984              $6,212,930
   Interest from direct
    financing leases                              547,258                562,529                 1,094,778               1,120,275
   Other interest and
    miscellaneous income                           35,429                 45,508                    57,921                  88,843
                                         ------------------    -------------------       -------------------     ------------------
                                                3,481,224              3,571,480                 7,409,683               7,422,048
                                         ------------------    -------------------       -------------------     ------------------
Expenses:
   Interest                                     1,447,975              1,386,722                 2,901,468               2,781,286
   Depreciation and amortization                  519,341                596,217                 1,041,453               1,188,113
   General and administrative                     416,127                453,485                   791,850                 835,406
   Property expenses                              558,305                423,570                 1,115,380                 946,701
   Writedown to fair value                        146,249                      -                   494,965                       -
                                         ------------------    -------------------       -------------------     ------------------
                                                3,087,997              2,859,994                 6,345,116               5,751,506
                                         ------------------    -------------------       -------------------     ------------------
     Income before minority
       interest, income from equity
       investment and gain on sale                393,227                711,486                 1,064,567               1,670,542
Minority interest in income                      (161,937)              (166,311)                 (324,267)               (331,924)
                                         ------------------    -------------------       -------------------     ------------------
     Income before income from
       equity investment and
       gain on sale                               231,290                545,175                   740,300               1,338,618
Income from equity investment                     446,088                452,897                 1,138,347               1,185,324
                                         ------------------    -------------------       -------------------     ------------------
     Income before gain on sale                   677,378                998,072                 1,878,647               2,523,942
Gain on sale                                      223,272                 (1,500)                  223,272                  22,750
                                         ------------------    -------------------       -------------------     ------------------
     Net income                                 $ 900,650             $  996,572                $2,101,919              $2,546,692
                                         ==================    ===================       ===================     ==================
Basic earnings per common share
   (7,621,686 weighted average shares
   outstanding, basic and diluted)                   $.12                   $.13                      $.28                    $.33
                                         ==================    ===================       ===================     ==================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)






                                                   Three Months Ended                                Six Months Ended
                                          June 30, 1999          June 30, 2000             June 30, 1999          June 30, 2000
                                        -------------------    -------------------       -------------------    -------------------
Net income                                    $  900,650           $  996,572                   $2,101,919            $2,546,692

Other comprehensive income:
   Change in unrealized gains on
    securities during the period                 457,041                    -                      427,868                     -
                                        -------------------    -------------------       -------------------    -------------------


   Comprehensive income                       $1,357,691           $  996,572                   $2,529,787            $2,546,692
                                        ===================    ===================       ===================    ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                          Six Months Ended June 30,
                                                                                      1999                         2000
                                                                               -------------------         ---------------------
Cash flows from operating activities:
   Net income                                                                         $ 2,101,919                 $ 2,546,692
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                     1,041,453                   1,188,113
      Income from equity investment
        in excess of dividends received                                                  (398,549)                   (458,750)
      Minority interest in income                                                         324,267                     331,924
      Straight-line rent adjustments                                                        2,619                       5,307
      Writedown to fair value                                                             494,965
      Provision for uncollected rents                                                      55,138
      Gain on sale of securities and real estate                                         (223,272)                    (22,750)
      Net change in operating assets and liabilities                                      341,689                     (23,983)
                                                                               -------------------         ---------------------
          Net cash provided by operating activities                                     3,740,229                   3,566,553
                                                                               -------------------         ---------------------


Cash flows from investing activities:
   Proceeds from sale of securities and real estate                                       223,272                      22,750
   Additional capital costs                                                                                           (18,687)
                                                                               -------------------         ---------------------
          Net cash provided by investing activities                                       223,272                       4,063
                                                                               -------------------         ---------------------

Cash flows from financing activities:
   Dividends paid                                                                      (2,694,439)                 (2,710,888)
   Distributions paid to minority partner                                                (409,986)                   (430,660)
   Payments of mortgage principal                                                        (691,900)                   (682,949)
                                                                               -------------------         ---------------------
          Net cash used in financing activities                                        (3,796,325)                 (3,824,497)
                                                                               -------------------         ---------------------

          Net increase (decrease) in cash and cash equivalents                            167,176                    (253,881)

Cash and cash equivalents, beginning of period                                          1,770,478                   3,293,827
                                                                               -------------------         ---------------------

      Cash and cash equivalents, end of period                                        $ 1,937,654                 $ 3,039,946
                                                                               ===================         =====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2. Transactions with Related Parties:

The Company incurred asset management fees of $200,562 and $193,150 for the three months ended June 30, 1999 and 2000, respectively, and $401,125 and $386,325 for the six months ended June 30, 1999 and 2000, respectively, with performance fees in like amount. General and administrative expense reimbursements were $172,608 and $216,222 for the three months ended June 30, 1999 and 2000, respectively, and $317,357 and $390,769 for the six months ended June 30, 1999 and 2000, respectively. Effective commencing June 29, 2000, W.P. Carey & Co. LLC ("WPC"), an affiliate of the Company, acquired the business operations of the Advisor, Carey Property Advisors, pursuant to a merger. In connection with the merger, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, became the Advisor of the Company. All officers of Carey Property Advisors serve in the same capacity for the new advisor.

Note 3. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 1999 and 2000 are as follows:

                                                 1999               2000
                                                 ----               ----
Per Statements of Income:
   Rental income from operating leases         $6,256,984        $6,212,930
   Interest from direct financing leases        1,094,778         1,120,275
Adjustments:
   Rental income attributable to minority
     interests                                   (971,436)         (971,436)
   Share of interest income from equity
     investment direct financing lease          2,368,914         2,376,464
                                            ----------------   ---------------
                                               $8,749,240        $8,738,233
                                            ================   ===============

For the six-month periods ended June 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:

                                                             1999          %         2000          %
                                                             ----                    ----
Marriott International, Inc. (a)                           $2,368,914      27%     $2,376,464      27%
Information Resources Incorporated (b)                      1,458,007      17       1,458,007      17
The Titan Corporation (b)                                   1,065,668      12       1,065,668      12
EnviroWorks, Inc.                                             723,145       8         736,405       8
New WAI, L.P./Warehouse Associates                            722,630       8         727,544       8
Wal-Mart Stores, Inc.                                         690,789       8         659,821       8
Kmart Corporation                                             624,659       7         585,499       7
Childtime Childcare Inc.                                      402,727       5         423,311       5
Centrobe, Inc. (formerly Neodata Corporation)                 294,866       3         294,866       3
Other                                                         397,835       5         410,648       5
                                                         --------------  ------  --------------  ------
                                                           $8,749,240     100%     $8,738,233     100%
                                                         ==============  ======  ==============  ======

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


Note 4. Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                           December 31, 1999   June 30, 2000
                                           ------------------  ---------------
     Assets (primarily net investment in
        direct financing lease)                  $148,905          $148,791
     Liabilities (primarily mortgage notes
        payable)                                   95,451            93,393
     Shareholders' equity                          53,454            55,398

                                                    Six Months Ended
                                             June 30, 1999     June 30, 2000
                                            ----------------   ---------------
     Revenue (primarily interest from            $ 10,006          $ 10,042
        direct financing lease)
     Expenses                                      (5,105)           (4,942)
                                            ----------------   ---------------
     Net income                                  $  4,901          $  5,100
                                            ================   ===============

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                 Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following information should be read in conjunction with Corporate Property Associates 10 Incorporated's ("CPA(R):10") condensed consolidated financial statements and notes thereto as of June 30, 2000, included in this quarterly report, and CPA(R):10's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or the objectives and plans of CPA(R):10 will be achieved.

RESULTS OF OPERATIONS:

      Net income for the three-month and six-month periods ended June 30, 2000 reflected increases of $96,000 and $445,000, respectively, as compared with the three-month and six-month periods ended June 30, 1999. Excluding the effects of noncash writedowns on properties in 1999 and gains in 1999 and 2000 on the sales of securities and real estate, respectively, income for the comparable three-month and six-month periods would have reflected increases of $175,000 and $150,000, respectively.

      The increase in income was primarily due to decreases in interest and property expenses and was partially offset by modest increases in general and administrative expense and depreciation and amortization. Lease revenues (rental income and interest from direct financing leases) increased approximately 3% for the comparable three-month periods but were substantially unchanged for the comparable six months. The decrease in interest expense was due to the paydown of the mortgage loan on the former Calcomp Technology, Inc. property in Austin, Texas in August 1999, as well as the continuing amortization of CPA(R):10's other mortgage debt. The decrease in property expenses was due to lower asset management fees and lower property carrying costs, resulting from the sale of three former Harvest Foods, Inc. properties. As the three properties had been vacant prior to sale, CPA(R):10 absorbed costs for maintenance, insurance and taxes. The increase in general and administrative expenses was due to moderate increases in a number of expense categories rather than any single substantial increase. Lease revenues were stable because lower percentage of sales rents on CPA(R):10's leases with K-Mart Corporation and Wal-Mart Stores, Inc. offset the effect of rent increases on other leases.

FINANCIAL CONDITION:

    Cash flow from operations of $3,567,000 was used along with cash reserves of $258,000 to fund CPA(R):10's financing activities, which consisted of dividends to shareholders of $2,711,000, distributions to the minority interests in the two properties based on the cash flow from these properties of $431,000, and payment of scheduled mortgage principal payments of $683,000. CPA(R):10 is continuing its efforts to remarket three vacant properties, two in Arkansas and one in Austin, Texas. To the extent that any of these properties can be re-leased, operating cash flow will benefit.

    CPA(R):10 investing activities included the sale of a property in Clarksdale, Mississippi for $24,000. The property was written off in 1999. CPA(R):10 will fund any necessary tenant improvements at any of its three vacant properties.

    CPA(R):10 has continued negotiations in an effort to restructure and extend the maturity of a limited recourse mortgage loan collateralized by six Wal-Mart Stores, Inc. properties. Although the loan matured in 1999, CPA(R):10 has continued to pay monthly debt service installments. As of June 30, 2000, the outstanding loan balance was approximately $6,700,000. Based on its current cash balances, CPA(R):10 does not have the resources to pay off the balance if a restructuring agreement is not reached and the lender demands payment for the full amount of the outstanding balance. Because the loan is limited recourse, the lender's sole recourse would be to the Wal-Mart properties and not to any of the other assets of CPA(R):10. A balloon payment of $21,618,000 on the limited recourse mortgage loan collateralized by the properties leased to Information Resources, Inc. is scheduled for October 2000. CPA(R):10 expects to refinance the loan. In August 2000, CPA(R):10 made a balloon payment of $310,000 to satisfy the mortgage loan on the former Calcomp property.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                      PART II

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

      Approximately $54,220,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2000 ranged from the lender's prime rate plus 1% to LIBOR plus 4%. There has been no material change since December 31, 1999.

(in thousands)

                            2000         2001         2002        2003        2004     Thereafter      Total      Fair Value
                            ----         ----         ----        ----        ----     ----------      -----      ----------
Fixed rate debt            $28,911      $7,356        $996       $8,829      $2,589      $5,539       $54,220       $54,964
Weighted average
   interest rate              8,20%       8.89%       9.89%        9.77%      10.01%       9.91%
Variable rate debt            $332        $805                                                         $1,137        $1,137

 As of June 30, 2000, the Company had no other material exposure to market risk.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      An annual Shareholders meeting was held on June 15, 2000, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

                                 Total         Shares     Shares
      Name Of Director       Shares Voting   Voting Yes  Voting No
      ----------------       -------------   ----------  ---------
      William P. Carey        3,983,011      3,900,611     82,400
      Ralph G. Coburn         3,983,011      3,900,611     82,400
      George E. Stoddard      3,983,011      3,900,611     82,400
      William Ruder           3,983,011      3,900,611     82,400
      Warren G. Wintrub       3,983,011      3,900,611     82,400

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None.


      (b)    Reports on Form 8-K:


                  During the quarter ended June 30, 2000 the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                AND SUBSIDIARIES


                                    SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






         8/8/00                   By:  /s/ John J. Park
        ---------                      ---------------------------------
          Date                            John J. Park
                                          Executive Vice President, Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



         8/8/00                   By:  /s/ Claude Fernandez
        ---------                      ----------------------------
          Date                            Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)