Form 10-Q
period 2000-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2000-11-13
CIK 778214

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q

              For the quarterly period ended SEPTEMBER 30, 2000

                                      of

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


                  CPA(R):10 has no active market for common stock at November 10, 2000.

                  CPA(R):10 has 7,621,656 shares of common stock, $.001 Par Value outstanding at November 10, 2000.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES








                                    INDEX



                                                                                                    Page No.
                                                                                                    --------
 PART I
 ------

 Item 1. - Financial Information*

               Condensed Consolidated Balance Sheets, as of December 31, 1999
               and September 30, 2000                                                                    2

               Condensed Consolidated Statements of Income for the three and
               nine months ended September 30, 1999 and 2000                                             3

               Condensed Consolidated Statements of Comprehensive Income
               for the three and nine months ended September 30, 1999 and 2000                           4

               Condensed Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1999 and 2000                                                  5

               Notes to Condensed Consolidated Financial Statements                                    6-7


 Item 2. - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                     8-9


 PART II - Other Information
 -------
 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                   10

 Item 4. - Submission of Matters to a Vote of Security Holders                                          10

 Item 6. - Exhibits and Reports on Form 8-K                                                             10

 Signatures                                                                                             11


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

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES


                                    PART I

                       Item 1. - FINANCIAL INFORMATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      December 31, 1999        September 30, 2000
                                                                 ----------------------      -----------------------
                                                                        (Note)                    (Unaudited)
         ASSETS:

Land and buildings,
    net of accumulated depreciation of
    $15,453,482 at December 31, 1999 and
    $17,152,081 at September 30, 2000                                    $ 83,093,967                $ 80,504,784
Net investment in direct financing leases                                  16,758,447                  16,758,447
Equity investment                                                          13,195,370                  13,891,944
Assets held for sale                                                                -                     625,000
Cash and cash equivalents                                                   3,293,827                   2,464,671
Other assets                                                                  242,561                     268,982
                                                                     ------------------          -------------------
           Total assets                                                  $116,584,172                $114,513,828
                                                                     ==================          ===================

         LIABILITIES:

Mortgage notes payable                                                   $ 56,040,773                $ 54,389,649
Accrued interest                                                              346,858                     436,035
Accounts payable and accrued expenses                                         373,139                     309,448
Accounts payable to affiliates                                              2,809,276                   3,338,746
Dividends payable                                                           1,354,369                   1,358,941
Prepaid rental income                                                          59,301                      21,965
                                                                     ------------------          -------------------
           Total liabilities                                               60,983,716                  59,854,784
                                                                     ------------------          -------------------

Minority interest                                                           3,517,296                   3,382,094
                                                                     ------------------          -------------------

Commitments and contingencies

         SHAREHOLDERS' EQUITY:

Common stock, $.001 par value;  40,000,000
  shares authorized; 7,633,558 shares issued and
  outstanding at  December 31, 1999 and September 30, 2000                      7,633                       7,633

Additional paid-in capital                                                 66,530,408                  66,530,408
Dividends in excess of accumulated earnings                               (14,357,101)                (15,163,311)
                                                                     ------------------          -------------------
                                                                           52,180,940                  51,374,730
Less, common stock in treasury, at cost, 11,902
  shares at December 31, 1999 and September 30, 2000                          (97,780)                    (97,780)
                                                                     ------------------          -------------------
           Total shareholders' equity                                      52,083,160                  51,276,950
                                                                     ------------------          -------------------
           Total liabilities and shareholders' equity                    $116,584,172                $114,513,828
                                                                     ==================          ===================


The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                               1999                   2000                     1999                    2000
                                         ------------------    -------------------      --------------------     ------------------
Revenues:
   Rental income                               $2,811,810             $2,855,694               $ 9,068,794              $9,068,624
   Interest from direct
    financing leases                              547,720                564,440                 1,642,498               1,684,715
   Other interest and
    miscellaneous income                           27,258                 39,075                    85,179                 127,918
   Lease termination income                     1,250,000                      -                 1,250,000                       -
                                         ------------------    -------------------      --------------------     ------------------
                                                4,636,788              3,459,209                12,046,471              10,881,257
                                         ------------------    -------------------      --------------------     ------------------

Expenses:
   Interest                                     1,447,127              1,377,628                 4,348,595               4,158,914
   Depreciation and amortization                  514,693                597,459                 1,556,146               1,785,572
   General and administrative                     289,646                323,735                 1,081,496               1,159,141
   Property expenses                              554,338                500,941                 1,669,718               1,447,642
   Writedown to fair value                        404,625                225,798                   899,590                 225,798
                                         ------------------    -------------------      --------------------     ------------------
                                                3,210,429              3,025,561                 9,555,545               8,777,067
                                         ------------------    -------------------      --------------------     ------------------

     Income before minority
       interest, income from equity
       investment and gain on sale              1,426,359                433,648                 2,490,926               2,104,190

Minority interest in income                      (163,253)              (171,116)                 (487,520)               (503,040)
                                         ------------------    -------------------      --------------------     ------------------

     Income before income from
       equity investment and
       gain on sale                             1,263,106                262,532                 2,003,406               1,601,150

Income from equity investment                     439,695                459,517                 1,578,042               1,644,841
                                         ------------------    -------------------      --------------------     ------------------

     Income before gain on sale                 1,702,801                722,049                 3,581,448               3,245,991

Gain on sale of securities and real
    estate                                              -                      -                   223,272                  22,750
                                         ------------------    -------------------      --------------------     ------------------

     Net income                                $1,702,801             $  722,049                $3,804,720              $3,268,741
                                         ==================    ===================      ====================     ==================


Basic earnings per common share
   (7,621,686 weighted average shares
   outstanding, basic and diluted)                   $.22                   $.09                      $.50                    $.43
                                         ==================    ===================      ====================     ==================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES


          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)





                                            Three Months Ended September 30,                  Nine Months Ended September 30,
                                               1999                   2000                      1999                   2000
                                        -------------------    -------------------       -------------------    -------------------
Net income                                     $1,702,801              $722,049                 $3,804,720            $3,268,741


Other comprehensive income:
   Change in unrealized gains on
    securities during the period                  262,556                     -                    690,424                     -
                                        -------------------    -------------------       -------------------    -------------------


   Comprehensive income                        $1,965,357              $722,049                 $4,495,144            $3,268,741
                                        ===================    ===================       ===================    ===================




The accompanying notes are an integral part of the condensed consolidated financial statements.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES



         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                       Nine Months Ended September 30,
                                                                                      1999                         2000
                                                                               -------------------         ---------------------
Cash flows from operating activities:
   Net income                                                                          $3,804,720                  $3,268,741
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                     1,556,146                   1,785,572
      Income from equity investment
        in excess of dividends received                                                  (602,971)                   (696,574)
      Minority interest in income                                                         487,520                     503,040
      Straight-line rent adjustments                                                        3,928                       8,633
      Writedown to fair value                                                             899,590                     225,798
      Provision for uncollected rents                                                      80,336                           -
      Gain on sale of securities and real estate                                         (223,272)                    (22,750)
      Net change in operating assets and liabilities                                      581,439                     454,066
                                                                               -------------------         ---------------------
          Net cash provided by operating activities                                     6,587,436                   5,526,526
                                                                               -------------------         ---------------------


Cash flows from investing activities:
   Proceeds from sale of securities and real estate                                       441,522                      22,750
   Additional capital costs                                                                     -                     (18,687)
                                                                               -------------------         ---------------------
          Net cash provided by investing activities                                       441,522                       4,063
                                                                               -------------------         ---------------------

Cash flows from financing activities:
   Dividends paid                                                                      (4,049,582)                 (4,070,379)
   Distributions paid to minority partner                                                (615,423)                   (638,242)
   Prepayment of mortgage payable                                                               -                    (594,916)
   Payments of mortgage principal                                                      (1,047,495)                 (1,056,208)
                                                                               -------------------         ---------------------
          Net cash used in financing activities                                        (5,712,500)                 (6,359,745)
                                                                               -------------------         ---------------------

          Net increase (decrease) in cash and cash equivalents                          1,316,458                    (829,156)

Cash and cash equivalents, beginning of period                                          1,770,478                   3,293,827
                                                                               -------------------         ---------------------

      Cash and cash equivalents, end of period                                         $3,086,936                  $2,464,671
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

The Company has adopted the provisions of Staff Accounting Bulletin No. 101 - Revenue Recognition ("SAB 101"). The adoption of SAB 101 has not had a material effect on the Company's financial position and results of operations.

Note 2.   Transactions with Related Parties:

The Company incurred asset management fees of $198,354 and $193,175 for the three-months ended September 30, 1999 and 2000, respectively, and $599,479 and $579,500 for the nine-months ended September 30, 1999 and 2000, respectively, with performance fees in like amount. General and administrative expense reimbursements were $126,422 and $189,817 for the three-months ended September 30, 1999 and 2000, respectively, and $443,779 and $580,586 for the nine-months ended September 30, 1999 and 2000, respectively.

Note 3.   Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 1999 and 2000 are as follows:

                                                                            1999                       2000
                                                                            ----                       ----
Per Statements of Income:
    Rental income from operating leases                                  $ 9,068,794                 $9,068,624
    Interest from direct financing leases                                  1,642,498                  1,684,715
Adjustments:
    Rental income attributable to minority interests                      (1,457,154)                (1,460,771)
    Share of interest income from equity
       investment direct financing lease                                   3,413,630                  3,421,006
                                                                 ----------------------      ---------------------
                                                                         $12,667,768                $12,713,574
                                                                 ======================      =====================

For the nine-month periods ended September 30, 1999 and 2000, the Company earned its proportionate net lease revenues from its investments as follows:


                                                               1999             %                   2000             %
                                                               ----                                 ----
Marriott International, Inc. (a)                           $ 3,413,630          27%              $3,421,006          27%
Information Resources Incorporated (b)                       2,187,010          17                2,187,010          17
The Titan Corporation (b)                                    1,598,502          13                1,614,391          13
EnviroWorks, Inc.                                            1,084,717           9                1,111,238           9
New WAI, L.P./Warehouse Associates                           1,084,277           9                1,093,559           9
Wal-Mart Stores, Inc.                                          880,511           7                  849,543           7
Kmart Corporation                                              775,978           6                  737,200           6
Childtime Childcare Inc.                                       604,091           5                  637,025           5
Centrobe, Inc.                                                 442,299           3                  442,299           3
Other                                                          596,753           4                  620,303           4
                                                    --------------------    ---------    --------------------    ---------
                                                           $12,667,768         100%             $12,713,574         100%
                                                    ====================    =========    ====================    =========

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

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES



      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                 (CONTINUED)



Note 4.   Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                                  December 31, 1999             September 30, 2000
                                                               -------------------------     -------------------------
       Assets (primarily net investment in
           direct financing lease)                                          $148,905                      $148,786
       Liabilities (primarily mortgage notes payable)                         95,451                        92,355
       Shareholders' equity                                                   53,454                        56,431

                                                                           Nine Months Ended September 30,
                                                                         1999                          2000
                                                                 ----------------------        ----------------------
       Revenue (primarily interest from                                     $ 14,425                      $ 14,456
           direct financing lease)
       Expenses (primarily interest expense)                                  (7,620)                       (7,369)
                                                                 ----------------------        ----------------------
       Net income                                                           $  6,805                      $  7,087
                                                                 ======================        ======================


Note 5.   Writedown to Fair Value:

The Company and Carey Institutional Properties Incorporated, an affiliate, which own a property in Texarkana, Arkansas as tenants-in-common, have entered into an agreement-in-principle to sell the property to an unaffiliated third party. The Company's share of proceeds, net of costs, is anticipated to be $625,000. In connection with the proposed sale, the Company has written down its carrying value in the Texarkana property to an amount equal to its share of the anticipated net sales proceeds, and has recognized an impairment loss of $225,798. There is no assurance that the proposed sale will be completed. The Texarkana property has been vacant since the termination of the Harvest Foods, Inc. lease in March 1997.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES




              Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information should be read in conjunction with Corporate Property Associates 10 Incorporated's ("CPA(R):10") condensed consolidated financial statements and notes thereto as of September 30, 2000, included in this quarterly report, and CPA(R):10's Annual Report on Form 10-K for the year ended December 31, 1999. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or the objectives and plans of CPA(R):10 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2000 reflected decreases of $980,000 and $536,000, respectively, as compared with the three-month and nine-month periods ended September 30, 1999. Excluding the effects of lease termination income of $1,250,000 in 1999 and noncash writedowns of properties to fair value and gains on sales in both 1999 and 2000, income for the comparable three-month and nine-month periods would have reflected increases of $90,000 and $241,000, respectively.

The increase in income as adjusted for the lease termination and noncash writedowns was primarily due to decreases in interest expense. This decrease was the result of the paydown of the mortgage loan on the former Calcomp Technology, Inc. property in Austin, Texas in October 1999 and its subsequent payoff in August 2000, as well as the continuing amortization of CPA(R):10's other mortgage debt. Lease revenues (rental income and interest from direct financing leases) were stable for the comparable three-month and nine-month periods, respectively. Property expense decreased due to lower asset management fees and lower property carrying costs, with the decrease in property carrying costs due to the sale of vacant properties in 1999 and 2000. Prior to sale, the costs for maintenance, insurance and taxes were absorbed by CPA(R):10.

FINANCIAL CONDITION:

During the nine-month period ended September 30, 2000, CPA(R):10's cash balances decreased by $829,000. Cash flows from operations of $5,527,000 were not sufficient to fully fund dividends paid to shareholders of $4,070,000, scheduled mortgage principal payments of $1,056,000 and distributions of $638,000 to the minority interest in two properties, based on the cash flow of the underlying partnerships which own the properties. As a result of the uses of cash and amounts currently provided from operations, management is evaluating various alternatives to improve CPA(R):10's liquidity. To enhance liquidity, management is currently assessing potential refinancing and property disposition possibilities which could enable CPA(R):10 to sustain its current dividend rate. CPA(R):10 is continuing its efforts to remarket vacant properties in Hot Springs, Arkansas and Austin, Texas. Cash flow from operations will benefit if these properties are re-let.

CPA(R):10 has had no significant investing activities during 2000. Sales proceeds of approximately $625,000 will be realized if the anticipated sale of a vacant property in Texarkana, Arkansas is completed. There is no assurance that this proposed sale will be completed.

In addition to paying dividends, scheduled mortgage principal payments and minority interest distributions, CPA(R):10 made a scheduled balloon payment of $315,000 to satisfy the outstanding mortgage balance on the former CalComp property in Austin. CPA(R):10 and Carey Institutional Properties, Incorporated ("CIP(R)"), an affiliate, own six Wal-Mart Stores, Inc. retail properties which are encumbered by a mortgage loan which initially matured in January 1999. CPA(R):10 and CIP(R) are in the process of finalizing an agreement with the lender which would extend the maturity through December 31, 2002. Under the terms of the agreement, the annual interest rate would increase from 9.42% to 10.42% over the remaining extended term. Monthly debt service installments of interest and principal will not change from the current amount.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES



              Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


However, CPA(R):10 and CIP(R) will be required to direct Wal-Mart's annual percentage rents to the lender in lieu of an increase in monthly debt service. If CPA(R):10's share of percentage rents from the Wal-Mart leases is less than $200,000, CPA(R):10 will be required to pay the difference between its share of percentage rent and $200,000 annually. In addition, CPA(R):10 and CIP(R) used $280,000, an amount equal to percentage rents received from the Wal-Mart properties in 2000, to reduce the outstanding principal balance on the Wal-Mart loan. As of September 30, 2000, CPA(R):10's share of the outstanding balance on the Wal-Mart properties mortgage loan was $6,383,000. CPA(R):10's limited recourse mortgage loan on its properties leased to Information Resources, Inc. had been scheduled to mature on October 1, 2000. The lender has agreed to extend the maturity until January 1, 2001 to provide CPA(R):10 additional time to seek refinancing. As of September 30, 2000, the outstanding balance on the Information Resources properties mortgage loan was $21,618,000.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES


                                   PART II



Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Approximately $53,573,000 of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2000 was the lender's prime rate plus 1%. There has been no material change since December 31, 1999.

(in thousands)


                            2000         2001         2002        2003        2004     Thereafter      Total      Fair Value
                            ----         ----         ----        ----        ----     ----------      -----      ----------
Fixed rate debt             $382        $29,047      $7,187     $8,829      $2,589       $5,539       $53,573       $54,371
Weighted average
    interest rate           9.85%         10.24%      10.35%      9.77%      10.01%        9.91%
Variable rate debt          $ 11        $   805         -          -           -            -         $   816       $   816


         As of September 30, 2000, the Company had no other material exposure to market risk.



Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2000, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None.


         (b)        Reports on Form 8-K:


                   During the quarter ended September 30, 2000 the Company was not required to file any reports on Form 8-K.

                CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                               AND SUBSIDIARIES



                                  SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






        11/10/00              By:    /s/ John J. Park
     --------------                  -----------------------------------------
          Date                            John J. Park
                                          Executive Vice President,
                                          Treasurer and
                                          Chief Financial Officer
                                          (Principal Financial Officer)



        11/10/00              By:    /s/ Claude Fernandez
     --------------                  -----------------------------------------
          Date                            Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Accounting Officer)