Form 10-K405
period 2000-12-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2001-03-30
CIK 778214

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-K

                     For the year ended DECEMBER 31, 2000

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


CPA(R):10 has no active market for common stock at March 27, 2001. Non-affiliates held 7,134,312 shares of common stock, $.001 Par Value outstanding at March 27, 2001.

                                    PART I

Item 1.  Business.

Corporate Property Associates 10 Incorporated is a real estate investment trust ("REIT") that owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2000, CPA(R):10's portfolio consisted of 53 properties leased to 14 tenants and totaling approximately four million square feet.

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

Carey Asset Management Corp. provides both strategic and day-to-day management for CPA(R):10, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):10. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):10 functions as a fully integrated operating company. CPA(R):10 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):10 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Carey Institutional Properties Incorporated and Corporate Property Associates 14 Incorporated. On November 29, 1999, the Board of Directors of CPA(R):10 approved a change of control of Carey Asset Management Corp. Upon effectiveness of such change in control on June 29, 2000, Carey Asset Management Corp. became a wholly-owned subsidiary of W.P. Carey & Co. LLC (formerly known as Carey Diversified LLC), a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC" ("CDC" prior to the change of control). This change of control was approved by the shareholders of Carey Diversified LLC on June 28, 2000.

CPA(R):10's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2000, CPA(R):10 had no employees. An affiliate of Carey Asset Management Corp. employs 24 individuals who perform services for CPA(R):10.

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

DEVELOPMENTS DURING 2000

A limited recourse mortgage loan collateralized by six properties leased to Wal-Mart Stores, Inc. that originally matured in January 1999 has been extended through December 2002. Under the terms of the extension agreement, the annual interest rate on the loan is increasing to 10.42% from 9.42% and requires CPA(R):10 to apply percentage rents from the Wal-Mart properties to the principal balance of the loan.

CPA(R):10's limited recourse mortgage loan on its properties leased to Information Resources, Inc. had been scheduled to mature on October 1, 2000 and was extended until January 1, 2001. In December 2000, CPA(R):10 obtained new limited recourse mortgage financing of $26,000,000, which was used to pay off the existing debt and pay transaction costs, increase cash reserves and make a required distribution to a minority interest partner.

STRATEGY

CPA(R):10 has invested a total of $133,432,000 in net leased properties. CPA(R):10 owns a total of 53 properties, all but two of which are subject to net leases. Carey Asset Management Corp. strategy in structuring its net lease investments in CPA(R):10's portfolio was to:

    - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;
    -   enhance current returns by utilizing varied lease structures;
    - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and
    - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2000, CPA(R):10 does not hold warrants in any tenants.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):10 uses leverage when available on favorable terms. As of December 31, 2000, CPA(R):10 has approximately $58,456,000 in property-level debt outstanding. These mortgage obligations mature between the present time and 2013 and have interest rates between 7.6% and 10.7%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

ASSET MANAGEMENT

CPA(R):10 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

Carey Asset Management Corp. monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Asset Management Corp. reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Asset Management Corp. periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

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

INDUSTRY SEGMENT

CPA(R):10 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2000, three lessees represented 10% or more of the total operating revenue of CPA(R):10: Marriott International, Inc., 26%; Information Resources Incorporated, 18% and Titan Corporation, 13%.

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

                      2001 - $ 7.2 million;
                      2002 - none;
                      2003 - $ 6.5 million;
                      2004 - $ 2.0 million; and
                      2005 - none.

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

                      2001 - 6 %
                      2002 - 4 %
                      2003 - 0 %
                      2004 - 0 %
                      2005 - 18%.

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

        We depend on key personnel for our future success.
        We depend on the efforts of the executive officers and key employees of Carey Asset Management Corp. The loss of the services of these executive officers and key employees could have a material adverse effect on our operations.

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

Item 2.  Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2000.


LEASE OBLIGOR/                                 OWNERSHIP      SQUARE     RENT PER     SHARE OF     INCREASE   LEASE    MAXIMUM
  LOCATION                                     INTEREST(1)    FOOTAGE     SQUARE      CURRENT       FACTOR    TERM       TERM
                                                                           FOOT    ANNUAL RENTS(2)
---------------------------------------------------------------------------------------------------------------------------------
MARRIOTT INTERNATIONAL, INC.(3),(4)
  Irvine, Sacramento and
  San Diego, CA; Orlando,                      23.67%
  FL (2); Des Plaines, IL;                     interest in a
  Indianapolis, IN;                            real estate
  Louisville, KY;                              investment      1,115,923     17.06      4,506,177     Stated  Feb. 2012  Feb. 2032
  Linthicum, MD; Newark,                       trust owning
  NJ; Albuquerque, NM; Las                     land and
  Vegas, NV; Spokane, WA                       buildings

INFORMATION RESOURCES, INC.(3)
                                               66.67%
                                               interest in a
                                               limited
  Chicago, IL                                  partnership       252,000     19.57      3,287,700     CPI     Oct. 2005  Oct. 2015
                                               owning land
                                               and buildings

TITAN CORPORATION(3)
                                               81.46%
                                               interest in a
                                               limited
  San Diego, CA                                partnership       166,403     16.43      2,226,673     CPI     Jul. 2007  Jul. 2023
                                               owning land
                                               and building

NEW WAI, L.P./WAREHOUSE ASSOCIATES(3)
  Lima, OH                                        100%           534,108      2.82      1,506,974     CPI     Mar. 2016  Mar. 2041

ENVIROWORKS, INC.(3)
  Apopka, FL                                      100%           374,829      4.00      1,499,331     CPI     Mar. 2010  Mar. 2035

WAL-MART STORES, INC.(3),(4)
  Fort Smith, AR; Weatherford,
  OK; Center, Groves, Silsbee
  and Vidor, TX                                                                                      % of
                                                   50%           451,826      4.60      1,039,264    Sales    Jan. 2008  Jan. 2033

KMART CORPORATION(4)
  Citrus Heights, CA;                                                                                % of
  Denton, TX; Drayton                             100%           280,062      3.17        888,520    Sales    May 2006   May 2006
  Plains, MI

CHILDTIME CHILDCARE, INC.(3)
  Chandler and Tucson, AZ;
  Alhambra, Chino, Garden
  Grove and Tustin, CA;
  Westland (2) and                              66.07%            83,639     15.47        854,856     CPI     Jan. 2016  Jan. 2041
  Sterling Heights, MI;
  Carrollton, Duncanville
  and Lewisville, TX

ELECTRONIC DATA SYSTEMS CORPORATION (FORMERLY CENTROBE, INC.)(3)
  Louisville, CO                                   20%           403,871      7.30        589,732     CPI     Dec. 2014  Dec. 2034



LEASE OBLIGOR/                                  OWNERSHIP      SQUARE     RENT PER     SHARE OF     INCREASE   LEASE    MAXIMUM
  LOCATION                                      INTEREST(1)    FOOTAGE     SQUARE      CURRENT       FACTOR    TERM       TERM
                                                                            FOOT    ANNUAL RENTS(2)
---------------------------------------------------------------------------------------------------------------------------------
US WEST COMMUNICATIONS, INC.
  Scottsdale, AZ                                  100%             4,460     54.27        242,033     Stated  Feb. 2002  Feb. 2017

AFFILIATED FOODS SOUTHWEST, INC.
  Hope and Little Rock (3), AR                     50%           144,352      2.99        215,986     CPI     Mar. 2002  Mar. 2037

KROGER CO.
  Conway and North Little
  Rock, AR                                         50%             78,075     5.30        206,806     CPI     Feb. 2017  Feb. 2037

SAFEWAY STORES INCORPORATED
                                                                                                      % of
  Broken Arrow, OK                                 50%             50,340     5.65        142,110     Sales   Jan. 2008  Jan. 2033

VACANT
  Austin, TX; Hot Springs
  and Texarkana, AR                                50%            177,776


    1.  Percentage of ownership in land and building, except as noted.
    2. Share of current annual rents is the product of the square footage, the rent per square foot, and the ownership interest percentage.
    3.  These properties are encumbered by mortgage notes payable.
    4.  Includes percentage of sales rents.


Item 3.    Legal Proceedings.

As of the date hereof, CPA(R):10 is not a party to any material pending legal proceedings.


Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                   PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

Information with respect to Registrant's common stock is hereby incorporated by reference to page 22 of the Company's Annual Report contained in Appendix A.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk:

Approximately $57,651,000 of CPA(R):10's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 was the lender's prime rate plus 1%.

(in thousands)

                                                                                               Fair
                       2001       2002      2003      2004      2005    Thereafter   Total     Value
                       ----       ----      ----      ----      ----    ----------   -----     -----
Fixed rate debt        $7,815    $7,545    $9,216   $3,001    $1,002     $29,072    $57,651   $59,270
Weighted average
   interest rate         8.86%    10.22%     9.68%    9.67%     8.93%       8.00%
Variable rate debt     $  805      -         -        -          -          -       $   805   $   805

As of December 31, 2000, CPA(R):10 had no other material exposure to market risk.


Item 8.  Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 6 to 18 of the Company's Annual Report contained in Appendix A:

  (i)   Report of Independent Accountants.
 (ii)   Consolidated Balance Sheets as of December 31, 1999 and 2000.
(iii) Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.
 (vi)   Notes to Consolidated Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

NONE

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 11.  Executive Compensation.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in the Company's definitive Proxy Statement with respect to the Company's 2001 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference.


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

               The following consolidated financial statements are filed as a part of this Report:

                  Report of Independent Accountants.

                  Consolidated Balance Sheets as of December 31, 1999 and 2000.

                  Consolidated Statements of Income for the years ended December 31, 1998, 1999 and 2000.

                  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

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

                  Balance Sheets, December 31, 1998 and 1999.

                  Statements of Income for the years ended December 31, 1997, 1998 and 1999.

                  Statements of Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999.

                  Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

                  Notes to Financial Statements.

                  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000 of Marcourt Investments Incorporated.

                  The financial statements of material equity investees are contained herewith in Item 14 on pages 12 to 20.

                  The separate financial statements of material equity investees have been audited as of December 31, 2000 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

      (a)3.    Financial Statement Schedule:

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

                      REPORT of INDEPENDENT ACCOUNTANTS





To the Board of Directors and Shareholders of Marcourt Investments Incorporated:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(2) on page 10 present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the schedule of real estate and accumulated depreciation listed in the index appearing under Item 14(a)(2) on page 10 represents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
February 5, 2001

                        MARCOURT INVESTMENTS INCORPORATED


                                 BALANCE SHEETS
                           December 31, 1999 and 2000



                                                            1999                 2000
                                                            -----                ----
       ASSETS:

Net investment in direct financing lease                   $148,415,466         $148,246,488
Cash and cash equivalents                                         8,429               24,100
Other assets                                                    481,883              506,783
                                                       ----------------     ----------------
        Total assets                                       $148,905,778         $148,777,371
                                                       ================     ================

       LIABILITIES and SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                     $ 94,016,280          $89,823,343
Accrued interest payable                                      1,356,081            1,295,736
Accounts payable and accrued expenses                            62,300               39,300
Accounts payable to affiliates                                    5,000               91,474
State and local taxes payable                                    12,000               18,500
                                                       ----------------     ----------------
        Total liabilities                                    95,451,661           91,268,353
                                                       ----------------     ----------------

Commitments and contingencies

Shareholders' Equity:
Common stock, Class A; $.01 par value; authorized,
   999,750 shares; issued and outstanding,
   369,850 shares; Class B; $.01 par value;
   authorized, 250 shares; issued and outstanding,
   150 shares                                                     3,700                3,700
Additional paid-in capital                                   36,996,300           36,996,300
Accumulated earnings in excess of dividends                  16,454,117           20,509,018
                                                       ----------------     ----------------
        Total shareholders' equity                           53,454,117           57,509,018
                                                       ----------------     ----------------

        Total liabilities and shareholders' equity         $148,905,778         $148,777,371
                                                       ================     ================




   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1999 and 2000




                                        1998                 1999                2000
                                        ----                 ----                ----
Revenue:
   Interest income on direct
     financing lease                   $17,693,839          $17,676,988        $17,657,881
   Percentage rents                      1,041,461            1,165,455          1,210,640
   Other income                              8,350                  513             19,624
                                   ---------------      ---------------     ---------------
                                        18,743,650           18,842,956         18,888,145
                                   ---------------      ---------------     ---------------


Expenses:
   Interest on mortgages                10,391,810           10,024,907          9,608,615
   General and administrative               69,812               63,179             69,346
   State and local taxes                    34,718               18,566             60,100
                                   ---------------      ---------------     ---------------
                                        10,496,340           10,106,652          9,738,061
                                   ---------------      ---------------     ---------------

      Net income                       $ 8,247,310          $ 8,736,304        $ 9,150,084
                                   ===============      ===============     ===============

      Basic earnings per share
         of common stock,
         370,000 common shares
         outstanding (Class A
         and Class B)                       $22.29               $23.61             $24.73
                                         =========            =========           =========




   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                STATEMENTS OF SHAREHOLDERS' EQUITY For the years
                     ended December 31, 1998, 1999 and 2000





                                                                       Earnings in
                                      Common        Additional          Excess of
                                       Stock      Paid-in Capital       Dividends           Total
                                      ---------   ---------------    ---------------    ---------------
Balance, December 31, 1997             $3,700        $36,996,300       $ 9,586,712         $46,586,712

Dividends                                                               (4,999,116)         (4,999,116)

Net income                                                               8,247,310           8,247,310
                                      ---------   ---------------    ---------------    ---------------

Balance, December 31, 1998              3,700         36,996,300        12,834,906          49,834,906

Dividends                                                               (5,117,093)         (5,117,093)

Net income                                                               8,736,304           8,736,304
                                      ---------   ---------------    ---------------    ---------------

Balance, December 31, 1999              3,700         36,996,300        16,454,117          53,454,117

Dividends                                                               (5,095,183)        (5,095,183)

Net income                                                               9,150,084          9,150,084
                                      ---------   ---------------    ---------------    ---------------

Balance, December 31, 2000             $3,700        $36,996,300       $20,509,018         $57,509,018
                                      =========   ===============    ===============    ===============





   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                  STATEMENTS OF CASH FLOWS For the years ended
                        December 31, 1998, 1999 and 2000




                                                          1998                1999                2000
                                                          ----                ----                ----
Cash flows from operating activities:
   Rentals received from lessee                         $ 18,868,311        $ 18,992,305       $ 19,037,490
   Interest paid on mortgage loans                       (10,379,916)        (10,011,999)        (9,604,335)
   Interest and other income received                          2,350                 513             19,624
   General and administrative expenses paid                  (50,102)            (50,589)           (91,719)
   Taxes paid                                                (44,240)            (22,044)           (53,600)
   Other, net                                                (39,761)            (33,425)              (897)
                                                     ----------------    ----------------   -----------------
      Net cash provided by operating activities            8,356,642           8,874,761          9,306,563
                                                     ----------------    ----------------   -----------------

Cash flows from investing activities:
   Purchase of securities                                          -                   -             (2,772)
                                                     ----------------    ----------------   -----------------
      Net cash used in investing activities                        -                   -             (2,772)
                                                     ----------------    ----------------   -----------------

Cash flows from financing activities:
   Dividends paid                                         (4,999,116)         (5,117,093)        (5,095,183)
   Payment of mortgage principal                          (3,417,356)         (3,785,273)        (4,192,937)
                                                     ----------------    ----------------   -----------------
      Net cash used in financing activities               (8,416,472)         (8,902,366)        (9,288,120)
                                                     ----------------    ----------------   -----------------

Net (decrease) increase in cash and cash equivalents         (59,830)            (27,605)            15,671

Cash and cash equivalents, beginning of year                  95,864              36,034              8,429
                                                     ----------------    ----------------   -----------------

Cash and cash equivalents, end of year                  $     36,034        $      8,429        $    24,100
                                                     ================    ================   =================


Reconciliation of net income to net cash provided by
   operating activities:
   Net income                                           $  8,247,310        $  8,736,304       $  9,150,084
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Cash receipts on direct financing lease
        greater than revenues recognized                     133,011             149,862            168,978
      Amortization of deferred interest                       69,843              67,369             64,626
      Increase in other assets                               (45,761)            (33,425)           (86,754)
      Increase (decrease) in accounts payable and
        accrued expenses                                      16,210              14,590            (23,000)
      Decrease in accrued interest payable                   (57,949)            (54,461)           (60,345)
      (Decrease) increase in state and local taxes
        payable                                               (9,522)             (3,478)             6,500
      Increase (decrease) in accounts payable to
        affiliates                                             3,500              (2,000)            86,474
                                                     ----------------    ----------------   -----------------
        Net cash provided by operating activities       $  8,356,642        $  8,874,761       $  9,306,563
                                                     ================    ================   =================

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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

          When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

        Cash Equivalents:

          The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 1999 and 2000, the Company had on deposit at two financial institutions substantially all of its cash and cash equivalents.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


        Federal Income Taxes:

          The Company is qualified as a REIT as of December 31, 2000 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders through December 31, 2000 and 90% thereafter, and meets other conditions necessary to retain its REIT status.

        Other Assets:

          Included in other assets are deferred charges which resulted from increased interest obligations on the Company's mortgage notes paid in a prior period and are being amortized on an effective interest method over the remaining term of the mortgage notes.

        Earnings Per Share:

          The Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the statements of income.

        Reclassification:

          Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

 3.     Transactions with Related Parties:

        An affiliate of W.P. Carey & Co., LLC ("W.P. Carey") is the advisor to two shareholders whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 1998, 1999 and 2000, the Company incurred expenses of $7,204, $6,905 and $378, respectively, under the agreement.

        Frontier Equity Partners II, Ltd. and an affiliate ("Frontier") own approximately 53% of the outstanding shares of the Company. The Company has also agreed to reimburse Frontier for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the years ended December 31, 1998, 1999 and 2000, the Company incurred expenses of $12,046, $12,015 and $16,572, respectively, in connection with reimbursement for such physical inspections.

 4.     Net Investment in Direct Financing Lease:

        The net investment in the direct financing lease is summarized as follows:

                                                         1999                 2000
                                                         ----                 ----
        Minimum lease payments receivable              $213,922,200         $196,095,350
        Unguaranteed residual value                     146,045,268          146,045,268
                                                   -----------------    -----------------
                                                        359,967,468          342,140,618
        Less, unearned income                           211,552,002          193,894,130
                                                   -----------------    -----------------
                                                       $148,415,466         $148,246,488
                                                   =================    =================

        The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 2001 through 2005 and aggregate $196,095,350 through 2011.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS




5.      Mortgage Notes Payable:

        The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $57,496,194 of the mortgage notes bear interest at a rate of 9.94% per annum and the remaining $32,327,149 bear interest at a rate of 11.18% per annum. The mortgage notes will fully amortize in November 2011.

        Scheduled principal payments during each of the next five years following December 31, 2000 and thereafter are as follows:

            Year Ending December 31,
            ------------------------
              2001                                         $  4,644,658
              2002                                            5,145,213
              2003                                            5,699,903
              2004                                            6,314,600
              2005                                            6,995,822
              Thereafter                                     61,023,147
                                                        -----------------
                 Total                                       89,823,343
                                                        =================


 6.     Dividend Paid:

        Dividends paid to shareholders consist of ordinary income and a return of capital for income tax purposes. For each of the three years ended December 31, 2000, dividends paid per share were reported as follows for income tax purposes:

                                      1998          1999          2000
                                      ----          ----          ----
              Ordinary income          $12.60        $13.71         $13.77
              Return of capital           .91           .12           -
                                    ----------   -----------    ----------
                                       $13.51        $13.83         $13.77
                                    ==========   ===========    ==========


 7.     Disclosure About Fair Value of Financial Instruments:

        The fair value of the Company's mortgage notes payable at December 31, 1999 and 2000 is approximately $101,000,000 and $100,482,000, respectively. Based on projections of settlement costs, including prepayment charges, the Company would not realize a benefit from refinancing the existing mortgage debt.

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 2000

                                                Initial Cost to Company
                                                -----------------------

    Description            Encumbrances     Land    Personal Property    Buildings
    -----------            ------------     ----    -----------------    ---------
Direct Financing Method:
Hotels leased to Marriott
  International, Inc.      $89,823,343  $27,559,637    $14,199,292     $104,241,071
                           ===========  ===========    ===========     ============






                             Costs Capitalized
                              Subsequent to    Increase in Net
    Description              Acquisition (a)   Investments(b)      Total        Date Acquired
    -----------              --------------    --------------      -----        -------------
Direct Financing Method:
Hotels leased to Marriott
  International, Inc.            $45,268        $2,201,220     $148,246,488   February 10, 1992
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

    (c) At December 31, 2000, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

   (a)    4.   Exhibits:

               The following exhibits are filed as part of this Report. Documents other than those designated as being filed with this Form 10-K are incorporated by reference.

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
   3.1       Articles of Incorporation of Registrant.            Exhibit 3(A) to Registration
                                                                 Statement (Form S-11)
                                                                 No. 33-514

   3.2       Bylaws of Registrant.                               Exhibit 3(B) to Registration
                                                                 Statement (Form S-11) No.
                                                                 33-514

  10.1       Advisory Agreement between Registrant and Carey     Exhibit 10(B) to
             Property Advisors.                                  Registration Statement (Form
                                                                 S-11) No. 33-514

  10.2       Contract of Sale between Registrant and             Filed as Exhibit 10(E)(1) to
             H MA Properties Co., L.P. ("H MA") dated August     Registrant's Post Effective
             24, 1990.                                           Amendment No. 1 to Form S-11

  10.3       Special Warranty Deed from H MA to Registrant       Filed as Exhibit 10(E)(2) to
             dated September 18, 1990.                           Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  10.4       Bill of Sale from H MA to Registrant dated          Filed as Exhibit 10(E)(3) to
             September 18, 1990.                                 Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  10.5       Assignment and Assumption of Lease Agreement        Filed as Exhibit 10(E)(4) to
             (between BetaWest Properties Inc. and The           Registrant's Post Effective
             Mountain States Telephone and Telegraph Company     Amendment No. 1 to Form S-11
             ("Mountain Bell") dated December 16, 1986) from
             H MA to Registrant dated September 18, 1990.

  10.6       Agreement of Exchange and Sale ("Texas              Filed as Exhibit 10(F)(1) to
             Agreement") by and among Joanne Talenfeld           Registrant's Post Effective
             Rubinoff, both individually and as Trustee of       Amendment No. 1 to Form S-11
             the Murray A. Talenfeld Residuary Trust
             (collectively "Denton Seller"), Registrant and
             the E.H. Talenfeld Real Estate Company
             ("Agent") dated September 28, 1990.

  10.7       Agreement of Sale between D/S St. Lucis Joint       Filed as Exhibit 10(F)(2) to
             Venture and Registrant ("Florida Agreement")        Registrant's Post Effective
             dated October 8, 1990.                              Amendment No. 1 to Form S-11

  10.8       Assignment of Florida Agreement from Registrant     Filed as Exhibit 10(F)(3) to
             to Seller dated October 8, 1990.                    Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  10.9       Assignment of Texas Agreement from Registrant       Filed as Exhibit 10(F)(4) to
             to Denton (TX) QRS 10-2, Inc. ("Denton QRS"), a     Registrant's Post Effective
             Texas corporation and wholly-owned subsidiary       Amendment No. 1 to Form S-11
             of Registrant, dated October 19, 1990.

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  10.10      Purchase and Sale Agreement between HRE             Filed as Exhibit 10(G)(1) to
             Properties ("HRE") and Registrant regarding         Registrant's Post Effective
             properties in Citrus Heights, California (the       Amendment No. 1 to Form S-11
             "K mart California Property) and Drayton
             Plains, Michigan (the "K mart Michigan
             Property").

  10.11      Grant Deed from HRE to Registrant for the K         Filed as Exhibit 10(G)(2) to
             mart California Property.                           Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11


  10.12      Deed from HRE to Registrant for the K mart          Filed as Exhibit 10(G)(3) to
             Michigan Property.                                  Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  10.13      Assumption and Assignment Agreement between HRE     Filed as Exhibit 10(G)(4) to
             and Registrant regarding the Lease Agreement        Registrant's Post Effective
             between HRE and S.S. Kresge Company (n/k/a K        Amendment No. 1 to Form S-11
             mart Corporation) ("K mart") for property
             located in Citrus Heights, California (the "K
             mart California Lease") dated March 16, 1976.

  10.14      Assumption and Assignment Agreement between HRE     Filed as Exhibit 10(G)(5) to
             and Registrant regarding the Lease Agreement        Registrant's Post Effective
             between HRE and S.S. Kresge Company for             Amendment No. 1 to Form S-11
             property located in Drayton Plains, Michigan
             (the "K mart Michigan Lease") dated March 16,
             1976.

  10.15      Assignment of Leases and Rents of the K mart        Filed as Exhibit 10(G)(6) to
             California Property from Registrant to New          Registrant's Post Effective
             England Mutual Life Insurance Company ("New         Amendment No. 1 to Form S-11
             England").

  10.16      Assignment of Leases and Rents of the K mart        Filed as Exhibit 10(G)(7) to
             Michigan Property from Registrant to New            Registrant's Post Effective
             England.                                            Amendment No. 1 to Form S-11

  10.17      Guaranty of Performance dated September 27,         Filed as Exhibit 10(H)(1) to
             1990 by Registrant, as Guarantor, to the Mutual     Registrant's Post Effective
             Life Insurance Company of New York ("MONY").        Amendment No. 1 to Form S-11

  10.18      General Warranty Deed from Gerber Children's        Filed as Exhibit 10(I)(1) to
             Centers Inc. ("Gerber") to Registrant and           Registrant's Post Effective
             Corporate Property Associates 9, L.P.               Amendment No. 2 to Form S-11
             ("CPA(R):9") for the Chandler, Arizona Gerber
             property.

  10.19      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(2) to
             and CPA(R):9 for the Tucson, Arizona Gerber         Registrant's Post Effective
             property.                                           Amendment No. 2 to Form S-11

  10.20      Corporation Grant from Gerber to Registrant and     Filed as Exhibit 10(I)(3) to
             CPA(R):9 for the Alhambra, California Gerber        Registrant's Post Effective
             property.                                           Amendment No. 2 to Form S-11

  10.21      Corporation Grant from Gerber to Registrant and     Filed as Exhibit 10(I)(4) to
             CPA(R):9 for the Chino, California Gerber           Registrant's Post Effective
             property.                                           Amendment No. 2 to Form S-11

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  10.22      Corporation Grant from Gerber to Registrant and     Filed as Exhibit 10(I)(5) to
             CPA(R):9 for the Garden Grove, California           Registrant's Post Effective
             Gerber property.                                    Amendment No. 2 to Form S-11

  10.23      Corporation Grant from Gerber to Registrant and     Filed as Exhibit 10(I)(6) to
             CPA(R):9 for the Tustin/Santa Ana, California       Registrant's Post Effective
             Gerber property.                                    Amendment No. 2 to Form S-11

  10.24      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(7) to
             and CPA(R):9 for the Sterling Heights, Michigan     Registrant's Post Effective
             Gerber property.                                    Amendment No. 2 to Form S-11

  10.25      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(8) to
             and CPA(R):9 for the Westland Michigan-I Gerber     Registrant's Post Effective
             property.                                           Amendment No. 2 to Form S-11

  10.26      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(9) to
             and CPA(R):9 for the Westland Michigan-II           Registrant's Post Effective
             Gerber property.                                    Amendment No. 2 to Form S-11

  10.27      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(10)
             and CPA(R):9 for the Carrollton, Texas Gerber       to Registrant's Post
             property.                                           Effective Amendment No. 2 to
                                                                 Form S-11

  10.28      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(11)
             and CPA(R):9 for the Duncanville, Texas Gerber      to Registrant's Post
             property.                                           Effective Amendment No. 2 to
                                                                 Form S-11

  10.29      General Warranty Deed from Gerber to Registrant     Filed as Exhibit 10(I)(12)
             and CPA(R):9 for the Lewisville, Texas Gerber       to Registrant's Post
             property.                                           Effective Amendment No. 2 to
                                                                 Form S-11

  10.30      Bill of Sale from Gerber to Registrant and          Filed as Exhibit 10(I)(13)
             CPA(R):9.                                           to Registrant's Post
                                                                 Effective Amendment No. 2 to
                                                                 Form S-11

  10.31      Co-Tenancy Agreement between Registrant and         Filed as Exhibit 10(I)(14)
             CPA(R):9 as tenants-in-common on properties         to Registrant's Post
             leased to Gerber.                                   Effective Amendment No. 2 to
                                                                 Form S-11

  10.32      Lease Agreement between Registrant and              Filed as Exhibit 10(I)(15)
             CPA(R):9, as landlord, and Gerber, as Tenant.       to Registrant's Post
                                                                 Effective Amendment No. 2 to
                                                                 Form S-11

  10.33      Real Estate Note from Registrant and CPA(R):9       Filed as Exhibit 10(I)(16)
             to Pan-American Life Insurance Company ("Pan        to Registrant's Post
             American").                                         Effective Amendment No. 2 to
                                                                 Form S-11

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  10.34      Master Mortgage, Deed of Trust, Security            Filed as Exhibit 10(I)(17)
             Agreement and Assignment of Leases, Rents and       to Registrant's Post
             Profits by and among Registrant, CPA(R):9,          Effective Amendment No. 2 to
             Theodore Tumminello, Chicago Title Agency of        Form S-11
             Arizona, Chicago Title Company and Pan American.

  10.35      Lease Agreement dated July 9, 1991 by and           Filed as Exhibit 10.1 to
             between Torrey Pines Limited Partnership, a         Registrant's Form 8-K dated
             California limited partnership ("Torrey             July 25, 1991
             Pines"), as Landlord and The Titan Corporation
             ("Titan"), as Tenant.

  10.36      $11,700,000.00 Promissory Note dated July 9,        Filed as Exhibit 10.2 to
             1991 from Torrey Pines as Borrower to The           Registrant's Form 8-K dated
             Northwestern Mutual Life Insurance Company          July 25, 1991
             ("Northwestern"), as Lender.

  10.37      Deed of Trust and Security Agreement, dated         Filed as Exhibit 10.3 to
             July 9, 1991 between Torrey Pines and               Registrant's Form 8-K dated
             Northwestern.                                       July 25, 1991

  10.38      Absolute Assignment of Leases and Rents, dated      Filed as Exhibit 10.4 to
             July 9, 1991 from Torrey Pines as Assignor to       Registrant's  Form 8-K dated
             Northwestern as Assignee.                           July 25, 1991

  10.39      Indemnity Agreement dated July 9, 1991 between      Filed as Exhibit 10.5 to ed
             Torrey Pines, CPA(R):9 and Registrant.              Registrant's Form 8-K dat
                                                                 July 25, 1991

  10.40      Amended Advisory Agreement dated September 14,      Filed as Exhibit 10(B)(2) to
             1990.                                               Registrant's Post Effective
                                                                 Amendment No. 3 to Form S-11

  10.41      Lease between Marcourt Investments Incorporated     Filed as Exhibit 10.1 to ed
             ("Marcourt") and CTYD III Corporation ("CTYD").     Registrant's Form 8-K dat
                                                                 February 24, 1992

  10.42      Series A-2 9.94% Secured Note from Marcourt to      Filed as Exhibit 10.2 to
             the registered owner of note (Various Series        Registrant's Form 8-K dated
             A-1 9.94% Notes in an aggregate amount of           February 24, 1992
             $38,750,000, substantially in the form of the
             Series A-1 9.94% Note attached, were issued by
             Marcourt in connection with the Financing).

  10.43      Series A-2 11.18% Secured Note from Marcourt to     Filed as Exhibit 10.3 to
             the registered owner of the note (Various notes     Registrant's Form 8-K dated
             in an aggregate amount of $70,250,000,              February 24, 1992
             substantially in the form of the Series A-2
             11.18% Note attached, were issued by Marcourt
             in connection with the Financing.

  10.44      Indenture between Marcourt, as borrower, to         Filed as Exhibit 10.4 to
             First Fidelity Bank, National Association, New      Registrant's Form 8-K dated
             Jersey, as trustee ("Trustee").                     February 24, 1992

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  10.45      Real Estate Deed of Trust from Marcourt to          Filed as Exhibit 10.5 to
             Albuquerque Title Company, as trustee for           Registrant's Form 8-K dated
             benefit of the Trustee filed in New Mexico,         February 24, 1992
             securing Series A-1 9.94% Notes and Series
             A-2 11.18% notes allocated to Albuquerque,
             New Mexico Marriott property (Deeds of
             Trust or Mortgages substantially similar to
             this Deed of Trust were filed in all other
             jurisdictions in which Marriott Properties are
             located. Such other deeds of trust or mortgages
             secure the principal amount of Series A-1 9.94%
             Notes and Series A-2 11.18% Notes allocated to
             the Marriott Properties located in such other
             jurisdictions).
  10.46      Second Real Estate Deed of Trust from Marcourt      Filed as Exhibit 10.6 to
             to Albuquerque Title Company as trustee for the     Registrant's Form 8-K dated
             benefit of the Trustee, filed in New Mexico,        February 24, 1992
             securing all Series A-1 9.94% Notes and Series
             A-2 11.18% Notes other than those notes
             allocated to the Albuquerque, New Mexico
             Marriott property (Deeds of trust or mortgages
             substantially similar to this Second Real
             Estate Deed of Trust were filed in all other
             jurisdictions in which the remaining Marriott
             Properties are located.  Such other deeds of
             trust or mortgages secure the principal amount
             of Series A-1 9.94% Notes and Series A-2 11.18%
             Notes allocated to all Marriott Properties not
             located in the jurisdiction in which such other
             deeds of trust were filed for recording).

  10.47      Guaranty from the Registrant, Carey                 Filed as Exhibit 10.7 to
             Institutional Properties Incorporated               Registrant's Form 8-K dated
             ("CPA(R):11"), Trammell Crow Equity Partners        February 24, 1992
             II, Ltd. ("TCEP II") and PA/First Plaza Limited
             Partnership ("First Plaza") as guarantors, to
             the Trustee.

  10.48      Shareholders Agreement between the Registrant,      Filed as Exhibit 10.8 to
             CPA(R):11, TCEP II and First Plaza.                 Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.49      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.10 to
             for property located in Ft. Smith, Arkansas.        Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.50      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.12 to
             for property located in Broken Arrow, Oklahoma.     Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.51      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.13 to
             for property located in Weatherford, Oklahoma.      Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.52      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.14 to
             for property located in Center, Texas.              Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.53      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.15 to
             for property located in Groves, Texas.              Registrant's Form 8-K dated
                                                                 February 24, 1992

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------

  10.54      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.16 to
             for property located in Silsbee, Texas.             Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.55      Assignment and Assumptions of Lease Agreement       Filed as Exhibit 10.17 to
             for property located in Vidor, Texas.               Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.56      Lease Amendments for the Ft. Smith, Arkansas        Filed as Exhibit 10.18 to
             and Weatherford, Oklahoma properties.               Registrant's Form 8-K dated
                                                                 February 24, 1992

  10.57      Promissory Note from subsidiaries of the            Filed as Exhibit 10.19 to
             Registrant and CPA(R):11 to The New England         Registrant's Form 8-K dated
             Mutual Life Insurance Company ("New England").      February 24, 1992

  10.58      Mortgage/Deed of Trust from subsidiaries of the     Filed as Exhibit 10.20 to
             Registrant and CPA(R):11 to New England             Registrant's Form 8-K dated
             encumbering the property in Ft. Smith, Arkansas.    February 24, 1992

  10.59      Mortgage/Deed of Trust from subsidiaries of the     Filed as Exhibit 10.21 to
             Registrant and CPA(R):11 to New England             Registrant's Form 8-K dated
             encumbering the property in Weatherford,            February 24, 1992
             Oklahoma.

  10.60      Mortgage/Deed of Trust from subsidiaries of the     Filed as Exhibit 10.22 to
             Registrant and CPA(R):11 to New England             Registrant's Form 8-K dated
             encumbering the properties in Center, Groves,       February 24, 1992
             Silsbee, and Vidor, Texas.

  10.61      Lease Agreement between QRS 10-9 (AR), Inc.         Filed as Exhibit 10.1 to
             ("QRS 10-9") and QRS 11-2(AR), Inc. ("QRS           Registrant's Form 8-K dated
             11-2") as landlord and Acadia Stores 63, Inc.       April 3, 1992
             ("Tenant") as tenant.

  10.62      Co-Tenancy Agreement between QRS 10-9 and QRS       Filed as Exhibit 10.2 to
             11-2.                                               Registrant's Form 8-K dated
                                                                 April 3, 1992

  10.63      Note of QRS 10-9 and QRS 11-2 to Second Lender.     Filed as Exhibit 10.7 to
                                                                 Registrant's Form 8-K dated
                                                                 April 3, 1992

  10.64      Mortgage/Deed of Trust from QRS 10-9 and QRS        Filed as Exhibit 10.8 to
             11-2 to Second Lender for the following             Registrant's Form 8-K dated
             jurisdictions:                                      April 3, 1992
             a.      Arkansas
             b.      Louisiana
             c.      Mississippi

  10.65      Purchase and Sale Agreement between Neoserv         Filed as Exhibit 10.1 to
             (CO) QRS 10-13, Inc. ("QRS:10") and Neoserv         Registrant's Form 8-K dated
             (CO) QRS 11-8, Inc. ("QRS:11) as purchasers and     October 29, 1992
             Homart Development Co. ("Homart").

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  10.66      Co-Tenancy Agreement between QRS:10 and QRS:11.     Filed as Exhibit 10.5 to
                                                                 Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.67      Lease from QRS:10 and QRS:11 as lessor and          Filed as Exhibit 10.6 to
             Neodata Services, Inc. ("Neodata") as lessee.       Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.68      Guaranty Agreement from Neodata Corporation as      Filed as Exhibit 10.7 to
             guarantor to QRS:10 and QRS:11.                     Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.69      Promissory Note of QRS:10 and QRS:11 to Neodata.    Filed as Exhibit 10.8 to
                                                                 Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.70      Deed of Trust from QRS:10 and QRS:11 for            Filed as Exhibit 10.9 to
             benefit of Neodata.                                 Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.71      Construction Contract between QRS:10 and QRS:11     Filed as Exhibit 10.10 to
             as owners and Austin Commercial, Inc.               Registrant's Form 8-K dated
             ("Austin") as contractor.                           October 29, 1992

  10.72      Guaranty from Austin to QRS:10 and QRS:11.          Filed as Exhibit 10.11 to
                                                                 Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.73      Construction Agency Agreement between QRS:10        Filed as Exhibit 10.12 to
             and QRS:11 as owners and Neodata as agent.          Registrant's Form 8-K dated
                                                                 October 29, 1992

  10.74      Agreement of Purchase and Sale between              Filed as Exhibit 10.1 to
             Milestone Properties, Inc. ("Milestone"), as        Registrant's Form 8-K dated
             seller, and Registrant.                             April 12, 1993

  21.1       Subsidiaries of Registrant as of March 31, 2001     Filed herewith

  28.1       Lease Agreement between BetaWest Properties         Filed as Exhibit 28(A)(1) to
             Inc. and Mountain Bell dated December 16, 1986.     Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  28.2       Lease Agreement (the "K mart Texas Lease")          Filed as Exhibit 28(B)(1) to
             between Clark Development Company - Denton          Registrant's Post Effective
             ("Clark") and S.S. Kresge Company for property      Amendment No. 1 to Form S-11
             located in Denton, Texas (the "K mart Texas
             Property") dated February 9, 1977.

  28.3       Assignment of the K mart Texas Lease from Clark     Filed as Exhibit 28(B)(2) to
             to Murray A. Talenfeld and Joanne Talenfeld         Registrant's Post Effective
             (n/k/a/ Joanne Talenfeld Rubinoff) dated            Amendment No. 1 to Form S-11
             December 14, 1976.

  28.4       Deed from Denton Seller to Denton QRS for the K     Filed as Exhibit 28(B)(5) to
             mart Texas Property dated October 19, 1990.         Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  28.5       Agreement for Assignment and Assumption of Real     Filed as Exhibit 28(B)(6) to
             Property Lease from Denton Seller to Denton QRS     Registrant's Post Effective
             dated October 19, 1990.                             Amendment No. 1 to Form S-11

  28.6       The K mart California Lease.                        Filed as Exhibit 28(C)(1) to
                                                                 Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  28.7       The K mart Michigan Lease.                          Filed as Exhibit 28(C)(2) to
                                                                 Registrant's Post Effective
                                                                 Amendment No. 1 to Form S-11

  28.8       Agreement of Limited Partnership dated              Filed as Exhibit 28(D)(1) to
             September 21, 1990 between 564 Randolph Co. #2      Registrant's Post Effective
             (564 Randolph) and North Clinton Corporation        Amendment No. 1 to Form S-11
              ("NCC").

  28.9       Assignment of Partnership Interests dated           Filed as Exhibit 28(D)(2) to
             September 27, 1990 from 564 Randolph and NCC,       Registrant's Post Effective
             as Assignors, to CPA(R):9 and QRS 10-1 (ILL),       Amendment No. 1 to Form S-11
             Inc. ("QRS 10-1"), as Assignees.

  28.10      Amended and Restated Agreement of Limited           Filed as Exhibit
             Partnership dated September 27, 1990 between        Registrant's Post Effective
             28(D)(3) to CPA(R):9 and QRS 10-1, joined by 564    Amendment No. 1 to Form S-11
             Randolph and NCC.

  28.11      Warranty Deed dated September 27, 1990 from 564     Filed as Exhibit 28(D)(4) to
             Randolph to Randolph/Clinton Limited                Registrant's Post Effective
             Partnership ("Randolph/Clinton"), Trustee's         Amendment No. 1 to Form S-11
             Deed dated September 20, 1990 from American
             National Bank and Trust Company of Chicago to
             Randolph/Clinton, Trustee's Deed dated
             September 20, 1990 from LaSalle National Trust,
             N.A., as Successor Trustee to LaSalle National
             Bank, Trustee, to 564 Randolph.

  28.12      Bill of Sale dated September 25, 1990 from 564      Filed as Exhibit 28(D)(5) to
             Randolph to Randolph/Clinton; Bill of Sale          Registrant's Post Effective
             dated September 25, 1990 from NCC to                Amendment No. 1 to Form S-11
             Randolph/Clinton; Bill of Sale dated September
             25, 1990 from Information Resources, Inc.
             ("IRI") to 564 Randolph.

  28.13      $23,500,000 Note Secured by First Real Estate       Filed as Exhibit 28(D)(6) to
             Lien dated September 27, 1990 from                  Registrant's Post Effective
             Randolph/Clinton, as Maker, to MONY, as Payee.      Amendment No. 1 to Form S-11

  28.14      Mortgage and Security Agreement dated September     Filed as Exhibit 28(D)(7) to
             27, 1990 from Randolph/Clinton, as Mortgagor,       Registrant's Post Effective
             to MONY, as Mortgagee.                              Amendment No. 1 to Form S-11

  28.15      Assignment of Lessor's Interest in Leases dated     Filed as Exhibit 28(D)(8) to
             September 27, 1990 from Randolph/Clinton, as        Registrant's Post Effective
             Assignor, to MONY, as Assignee.                     Amendment No. 1 to Form S-11

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  28.16      Lease Agreement dated September 27, 1990            Filed as Exhibit 28(D)(9) to
             between Randolph/Clinton, as Landlord, and IRI,     Registrant's Post Effective
             as Tenant.                                          Amendment No. 1 to Form S-11

  28.17      Assignment of Subleases and Rents dated             Filed as Exhibit 28(D)(10)
             September 27, 1990 from IRI, as Assignor, and       to Registrant's Post
             Randolph/Clinton, as Assignee.                      Effective Amendment No. 1 to
                                                                 Form S-11

  28.18      General Warranty Deed dated July 9, 1991 from       Filed as Exhibit 28.1 to
             Titan Linkabit Corporation to Torrey Pines.         Registrant's Form 8-K dated
                                                                 July 25, 1991

  28.19      Bill of Sale dated July 9, 1991 from Titan          Filed as Exhibit 28.2 to
             Linkabit Corporation to Torrey Pines.               Registrant's Form 8-K dated
                                                                 July 25, 1991

  28.20      Guaranty from Harvest Foods, Inc., a Delaware       Filed as Exhibit 28.1 to
             corporation ("Harvest"), to QRS 10-9 and QRS        Registrant's Form 8-K dated
             11-2.                                               April 3, 1992

  28.21      Guaranty from Harvest Foods, Inc., an Arkansas      Filed as Exhibit 28.2 to
             corporation, to QRS 10-9 and QRS 11-2.              Registrant's Form 8-K dated
                                                                 April 3, 1992

  28.22      Deeds from Safeway Inc. and Property                Filed as Exhibit 28.3 to
             development Associates to QRS 10-9 and QRS 11-2     Registrant's Form 8-K dated
             for:                                                April 3, 1992
             a.      Stores 179 and 258
             b.      255
             c.      269
             d.      4120

  28.23      Deed from Acadia Stores 60, Inc. to QRS 10-9        Filed as Exhibit 28.4 to
             and QRS 11-2 for Corporate and Annex premises.      Registrant's Form 8-K dated
                                                                 April 3, 1992

  28.24      Deed from Acadia Stores 61, Inc. to QRS 10-9        Filed as Exhibit 28.5 to
             and QRS 11-2 for Store 194.                         Registrant's Form 8-K dated
                                                                 April 3, 1992

  28.25      Deeds from Acadia Stores 62, Inc. ("AS-62") to      Filed as Exhibit 28.6 to
             QRS 10-9 and QRS 11-2 for:                          Registrant's Form 8-K dated
             a.      Store 287                                   April 3, 1992
             b.      Store 289

  28.26      Deed from Harvest to QRS 10-9 and QRS 11-2 for      Filed as Exhibit 28.7 to
             Store 4426.                                         Registrant's Form 8-K dated
                                                                 April 3, 1992

  28.27      Deed of Improvements from Harvest to QRS 10-9       Filed as Exhibit 28.8 to
             and QRS 11-2 for:                                   Registrant's Form 8-K dated
             a.      Store 4281                                  April 3, 1992
             b.      Store 4409

Exhibit
  No.                     Description                            Method of Filing
 ----                     -----------                            ----------------
  28.28      Leasehold Deed of Trust from Neodata for            Filed as Exhibit 28.1 to
             benefit of General Electric Capital Corporation.    Registrant's Form 8-K dated
                                                                 October 29, 1992

  28.29      Prospectus of Registrant dated June 11, 1990.       Filed as Exhibit 28.38 to
                                                                 Registrant's Form 10-K/A
                                                                 dated September 24, 1993

  28.30      Supplement dated August 14, 1990 to Prospectus      Filed as Exhibit 28.39 to
             dated June 11, 1990.                                Registrant's Form 10-K/A
                                                                 dated September 24, 1993

  28.31      Supplement dated January 17, 1991 to Prospectus     Filed as Exhibit 28.40 to
             dated June 11, 1990.                                Registrant's Form 10-K/A
                                                                 dated September 24, 1993

  28.32      Supplement dated March 26, 1991 to Prospectus       Filed as Exhibit 28.41 to
             dated June 11, 1990.                                Registrant's Form 10-K/A
                                                                 dated September 24, 1993

 (b)    Reports on Form 8-K

        During the quarter ended December 31, 2000 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED a Maryland corporation

  3/27/2001                  BY:     /s/ John J. Park
------------                        -----------------------------
     Date                           John J, Park
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                             CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

  3/27/2001                  BY:     /s/ William P. Carey
------------                        -----------------------------
     Date                           William P. Carey
                                    Chairman of the Board
                                    and Director
                                    (Principal Executive Officer)

  3/27/2001                  BY:     /s/ H. Augustus Carey
------------                        -----------------------------
     Date                           H. Augustus Carey
                                    Vice Chairman

  3/27/2001                  BY:     /s/ Anne R. Coolidge
------------                        -----------------------------
     Date                           Anne R. Coolidge
                                    President

  3/27/2001                  BY:     /s/ Ralph G. Coburn
------------                        -----------------------------
     Date                           Ralph G. Coburn
                                    Director

  3/27/2001                  BY:     /s/ George E. Stoddard
------------                        -----------------------------
     Date                           George E. Stoddard
                                    Director

  3/27/2001                  BY:     /s/ William Ruder
------------                        -----------------------------
     Date                           William Ruder
                                    Director

  3/27/2001                  BY:     /s/ Warren G. Wintrub
------------                        -----------------------------
     Date                           Warren G. Wintrub
                                    Director

  3/27/2001                  BY:     /s/ John J. Park
------------                        -----------------------------
     Date                           John J. Park
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

  3/27/2001                  BY:     /s/ Claude Fernandez
------------                        -----------------------------
     Date                           Claude Fernandez
                                    Executive Vice President and
                                    Chief Administrative Officer
                                    (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K










                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                AND SUBSIDIARIES


















                                                              2000 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per share amounts)

                                   1996             1997             1998            1999             2000
                                   ----             ----             ----            ----             ----

OPERATING DATA:

     Revenues                        $ 15,506       $ 14,666         $ 14,462         $ 15,526        $ 14,557

     Income before
       extraordinary items              2,990          3,735            3,842            5,062           4,414

     Net income                         2,990          7,585            5,480            5,062           4,414

     Basic earnings per
       share before
       extraordinary items (2)            .41            .52              .52              .66             .58

     Basic earnings per share (2)         .41           1.05              .74              .66             .58

     Dividends paid                     5,982          5,294            5,232            5,419           5,430

     Dividends declared
       per share                          .83            .73              .71              .71             .71

     Payment of mortgage
       principal (1)                    1,142          1,172            1,288            1,458           1,449

BALANCE SHEET DATA:

     Total consolidated
       assets                         127,755        121,039          119,256          116,584         117,152

     Long-term obligations (3)         60,042         58,749           49,003           26,114          49,836


(1)   Represents scheduled mortgage principal amortization paid.
(2) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.
(3)   Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 10 Incorporated ("CPA(R):10") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):10. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or objectives and plans of CPA(R):10 will be achieved.

CPA(R):10 was formed in 1990 and used the proceeds from its public offering of stock along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. Substantially all of CPA(R):10's net leases have been structured to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The leases have generally been structured to include periodic rent increases that are stated or based on increases in the consumer price index or, for retail properties, provide for additional rents based on sales in excess of a specified base amount.

As a real estate investment trust ("REIT"), CPA(R):10 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 95% of its REIT taxable income to its shareholders (the distribution requirement has been changed to 90% for 2001 and thereafter). A major objective of CPA(R):10 is to use the cash flow from its net leases to fund dividends to shareholders at a rate in excess of distributions needed to retain REIT status and meet its scheduled debt service commitments on CPA(R):10's mortgage debt.

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 decreased by $648,000 as compared with the year ended December 31, 1999; however, the decrease was due to nonrecurring items in 1999 which benefited 1999 results, including a lease termination fee of $1,250,000 and a net gain on the sales of securities and real estate of $124,000. Excluding the benefit from these two items and noncash charges on writedowns of properties in both 1999 and 2000, income would have reflected an increase of $517,000 as compared with 1999. The increase in income was due primarily to decreases in property and interest expenses and increases in lease revenues (rental income and interest income from direct financing leases) and income from CPA(R):10's equity investment in thirteen Courtyard by Marriott properties.

The decrease in property expenses was due to lower property carrying costs as the result of the sale of vacant properties in 1999 and 2000 and a lower provision for uncollected rents in 2000. Interest expense decreased as the result of paying down the mortgage loan on the former CalComp Technology, Inc. property in 1999 and the continuing scheduled amortization of principal on limited recourse mortgage debt, resulting in lower average mortgage balances. The increase in lease revenues was primarily due to the rent increase in October 2000 on the properties leased to Information Resources, Inc. Income from the equity investment in the Marriott International, Inc. hotel properties resulted from higher percentage rents and lower mortgage interest charges.

Properties in Hot Springs and Texarkana, Arkansas and Austin, Texas are currently vacant. CPA(R):10 has an agreement-in-principle to sell the Texarkana property, is retrofitting the Austin property and is negotiating a lease for the Hot Springs property. If the sale of the Texarkana property is completed, CPA(R):10 will receive approximately $625,000. The carrying value has been adjusted to reflect the expected sales proceeds.

During 2000, Kmart Corporation exercised its option for five-year renewal terms for its leased properties in Citrus Heights, California and Drayton Plains, Michigan. The leases had been scheduled to expire in March and May 2001. The initial lease terms on properties leased to US West Communications, Inc. and Affiliated Foods Southwest, Inc. are scheduled to expire in 2002. Neither lessee has indicated whether it intends to exercise its renewal option. Annual cash flow from the US West and Affiliated properties is $458,000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net income for the years 1999 and 1998 is not fully comparable due to several nonrecurring items including other income from a lease termination settlement with CalComp for $1,250,000, a net gain from dispositions of marketable equity securities and properties of $124,000 and a noncash writedown of $412,000 in 1999 and an extraordinary gain of $1,638,000 in 1998 in connection with the payment of a mortgage obligation. Excluding the effects of these items, income for 1999 would have reflected an increase of $258,000 or 7% as compared with 1998.

The increase in income as adjusted for the nonrecurring items above was primarily due to a decrease in interest expense, and an increase in the equity income from CPA(R):10's investment in a master lease for the thirteen Marriott hotels. The decrease in interest expense was due to the payoff in December 1998 of the mortgage loan encumbered by the properties formerly leased to Harvest Foods, Inc., the paydown of a mortgage loan on a property in Austin, Texas in August 1999 as well as the continuing amortization of principal on CPA(R):10's limited recourse loans. The increase in equity income resulted from increased percentage of sales rents from the Marriott hotels and a continued trend of decreasing interest expense on the mortgage loan on the Marriott properties. Lease revenues (rental income and interest income from direct financing leases) decreased as a result of the termination of the CalComp lease. Solely as a result of the termination of the CalComp lease, annual lease revenues decreased by $446,000; however, percentage of sales rents from the Company's leases for retail stores with Kmart Corporation and Wal-Mart Stores, Inc. increased by $168,000 from 1998. Property and general and administrative expenses were stable for the comparable periods.

The $1,250,000 received from CalComp were used to pay down the mortgage on the property to $315,000. CPA(R):10 realized a $810,000 gain on the sale of its 81,460 shares of common stock of Titan Corporation and $223,000 of proceeds from the sale of Enviroworks warrants. CPA(R):10 received warrants for Titan common stock in 1991 in connection with structuring its net lease with Titan, which it later exercised at $3.50 per share. The Enviroworks warrants were redeemed in connection with a change in control when its parent company was acquired by Fiskars, Inc. CPA(R):10 also sold three of its remaining vacant Harvest Foods properties and disposed of a fourth property in March 2000.

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

Financial Condition

CPA(R):10's objective is to use its cash from its net leases to fund dividends to shareholders, pay scheduled debt service on its limited recourse mortgage debt and meet its obligations to a minority partner. CPA(R):10 is the general partner in two limited partnerships with an affiliate which owns the limited partnership interests as minority partner. CPA(R):10 is obligated to distribute a pro rata share of the cash flow from the two limited partnerships to the minority partner. Cash flow from operations of $6,681,000 was not sufficient to fund dividends to shareholders, scheduled mortgage principal payments and distributions to the minority partner, resulting in a net cash deficit of $1,200,000 between cash flow from operations and the committed use of such cash flow.

CPA(R):10 had no significant investing activity during 2000. Management estimates that $545,000 will be needed to repair the vacant property in Austin, Texas and retrofit the building for use as a multi-tenant property. Because the property is not encumbered by debt, CPA(R):10 may seek mortgage financing to fund the necessary improvements.

In addition to paying scheduled mortgage principal payments of $1,449,000, dividends to shareholders of $5,430,000 and distributions to its minority interest partner of $780,000, CPA(R):10's financing activities included making scheduled mortgage balloon payments of $22,135,000. In connection with paying off the mortgage loan on the Information Resources properties for $21,541,000, CPA(R):10 obtained new limited recourse mortgage financing of $26,000,000, of which approximately $2,550,000 was used to increase cash reserves, $1,279,000 distributed to the minority partner, as required under the limited partnership agreement relating to the Information Resources properties, with the remainder used to pay off the existing debt and pay transaction costs. As a result of the refinancing, CPA(R):10's current annual debt service on the Information Resources properties will decrease by $296,000.

CPA(R):10 was able to restructure its mortgage loan collateralized by six Wal-Mart Stores, Inc. retail properties. The loan, which had originally matured in January 1999, has been extended through December 2002. Under the terms of the extension agreement, the annual interest rate on the loan is increasing to 10.42% from 9.42% and requires CPA(R):10 to apply percentage rents from the Wal-Mart properties to the principal balance of the loan.

Two mortgage loans collateralized by the property leased to Warehouse Associates are scheduled to mature in 2001 with balloon payments of $6,404,000 and $779,000 scheduled to be paid in April and August, respectively. CPA(R):10 is currently seeking to refinance the loans and expects to obtain new financing as the Warehouse Associates lease has 15 years remaining on its initial term.

CPA(R):10's financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):10's other assets. This strategy has allowed CPA(R):10 to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CPA(R):10 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy its mortgage debt.

Electronic Data Systems Corporation has an option to purchase its leased properties, exercisable in 2001. The option is exercisable at the greater of (a) fair market value, as defined in the lease, and (b) CPA(R):10's purchase price for the properties. CPA(R):10 has not received any indication whether the tenant intends to exercise its option. Annual cash flow (lease revenues, net of mortgage debt service) from the Electronic Data Systems property is $262,000.

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

The Advisor is currently evaluating CPA(R):10's liquidity alternatives. The Company was formed in 1990 with the expectation that shareholders' interests would be liquidated beginning eight to twelve years after the net proceeds of CPA(R):10's offering were substantially invested.

                        REPORT of INDEPENDENT ACCOUNTANTS






To the Board of Directors of
 Corporate Property Associates 10 Incorporated and Subsidiaries:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 10 Incorporated and Subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the schedule of real estate and accumulated depreciation presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 13, 2001

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                                     ------------
                                                              1999                  2000
                                                              ----                  ----

        ASSETS:

Real estate leased to others:
  Accounted for under the operating method
    Land                                                  $ 18,741,001          $ 18,529,442
    Buildings                                               79,806,448            79,127,424
                                                          ------------          ------------
                                                            98,547,449            97,656,866
    Accumulated depreciation                                15,453,482            17,731,796
                                                          ------------          ------------
                                                            83,093,967            79,925,070
  Net investment in direct financing leases                 16,758,447            16,758,447
                                                          ------------          ------------
    Real estate leased to others                            99,852,414            96,683,517
Equity investment                                           13,195,370            14,111,738
Assets held for sale                                                 -               625,000
Cash and cash equivalents                                    3,293,827             4,683,742
Other assets, net of accumulated amortization of
  $188,725 and $156,753 in 1999 and 2000 and
  reserve for uncollected rents of $321,008 in 1999
  and 2000                                                     242,561             1,047,717
                                                          ------------          ------------
    Total assets                                          $116,584,172          $117,151,714
                                                          ============          ============

        LIABILITIES:

Limited recourse mortgage notes payable                   $ 56,040,773          $ 58,456,566
Accrued interest                                               346,858               245,742
Accounts payable and accrued expenses                          373,139               305,435
Accounts payable to affiliates                               2,809,276             3,500,121
Dividends payable                                            1,354,369             1,360,466
Prepaid rental income                                           59,301                42,134
                                                          ------------          ------------

    Total liabilities                                       60,983,716            63,910,464
                                                          ------------          ------------

Minority interest                                            3,517,296             2,181,062
                                                          ------------          ------------

Commitments and contingencies

        SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized,
  40,000,000 shares; 7,633,558 shares issued and
  outstanding                                                    7,633                 7,633
Additional paid-in capital                                  66,530,408            66,530,408
Dividends in excess of accumulated earnings                (14,357,101)          (15,380,073)
                                                          ------------          ------------
                                                            52,180,940            51,157,968

Less, common stock in treasury at cost, 11,902
  shares                                                       (97,780)              (97,780)
                                                          ------------          ------------
    Total shareholders' equity                              52,083,160            51,060,188
                                                          ------------          ------------
    Total liabilities and shareholders' equity            $116,584,172          $117,151,714
                                                          ============          ============

    The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES


                        CONSOLIDATED STATEMENTS of INCOME

                                                                For the years ended December 31,
                                                                --------------------------------
                                                            1998             1999               2000
                                                            ----             ----               ----

Revenues:
   Rental income                                        $12,152,866       $11,963,273       $12,144,808
   Interest income from direct financing leases           2,196,996         2,191,568         2,248,812
   Other interest income                                    103,928           106,470           163,550
   Other income                                               8,611         1,265,000
                                                        -----------       -----------       -----------
                                                         14,462,401        15,526,311        14,557,170
                                                        -----------       -----------       -----------

Expenses:
   Interest                                               6,130,144         5,768,896         5,514,570
   Depreciation and amortization                          2,088,450         2,067,153         2,384,548
   General and administrative                             1,334,847         1,399,327         1,540,009
   Property expenses                                      2,339,075         2,313,189         1,900,993
   Writedown to fair value                                   -                412,067           225,798
                                                        -----------       -----------       -----------
                                                         11,892,516        11,960,632        11,565,918
                                                        -----------       -----------       -----------

     Income before minority interest, equity
       income, (loss) gain on sale and
       extraordinary item                                 2,569,885         3,565,679         2,991,252

Minority interest in income                                (636,617)         (651,949)         (722,561)
                                                        -----------       -----------       -----------

     Income before equity income, (loss) gain on
       sale and extraordinary item                        1,933,268         2,913,730         2,268,691

Income from equity investment                             1,908,256         2,024,156         2,122,147
                                                        -----------   ---------------       -----------

     Income before (loss) gain on sales and
       extraordinary item                                 3,841,524         4,937,886         4,390,838

Gain on sale of securities                                   -              1,033,415           -
(Loss) gain on sale of real estate                           -               (909,260)           22,750
                                                        -----------   ---------------       -----------

     Income before extraordinary item                     3,841,524         5,062,041         4,413,588

Extraordinary gain on early extinguishment of debt        1,638,375           -                 -
                                                        -----------   ---------------       -----------

     Net income                                         $ 5,479,899   $     5,062,041       $ 4,413,588
                                                        ===========   ===============       ===========

Basic earnings per common share:
   Income before extraordinary item                          $  .52             $ .66             $ .58
   Extraordinary item                                           .22               -                 -
                                                             ------             -----            ------
   Net income per common share                               $  .74             $ .66             $ .58
                                                             ======             =====             =====

Weighted average shares outstanding                       7,408,957         7,621,656         7,621,656
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

              For the years ended December 31, 1998, 1999 and 2000

                                                           Dividends in   Accumulated
                                 Additional                  Excess of       Other
                        Common     Paid-in   Comprehensive  Accumulated   Comprehensive Treasury
                         Stock     Capital      Income       Earnings        Income      Stock       Total

Balance at December
 31, 1997                 $7,217  $62,160,058               $(12,893,753)              $(88,092)   $49,185,430

416,264 shares issued,
 $.001 par                   416    4,370,350                                                        4,370,766

Dividends                                                     (6,579,857)                           (6,579,857)

Repurchase of 1,250
 shares                                                                                  (9,688)        (9,688)

Comprehensive income:
 Net income                                     $5,479,899     5,479,899                             5,479,899
Other comprehensive income:
 Change in unrealized
  appreciation of
  marketable
  securities                                       155,589                  $155,589                   155,589
                                                ----------
                                                $5,635,488
                                                ==========
Balance at
                         ------- ------------              -------------  ----------  ---------    -----------
 December 31, 1998         7,633   66,530,408                (13,993,711)    155,589    (97,780)    52,602,139

Dividends                                                     (5,425,431)                           (5,425,431)

Comprehensive income:
 Net income                                     $5,062,041     5,062,041                             5,062,041
Other comprehensive
income:
 Change in unrealized
  appreciation
  resulting from sale
  of securities                                   (155,589)                 (155,589)                 (155,589)
                                                ----------
                                                $4,906,452
                                                ==========
Balance at
                         ------- ------------              -------------  ----------  ---------    -----------
 December 31, 1999         7,633   66,530,408                (14,357,101)               (97,780)    52,083,160

Dividends                                                     (5,436,560)                           (5,436,560)

Comprehensive income:
 Net income                                     $4,413,588     4,413,588                             4,413,588
                                                ----------
                                                $4,413,588
                                                ==========
Balance at
                         ------- ------------              -------------  ----------  ---------    -----------
 December 31, 2000        $7,633  $66,530,408               $(15,380,073)             $ (97,780)   $51,060,188
                         ======= ============               ============  ==========  =========    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES


                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                For the years ended December 31,
                                                                --------------------------------
                                                        1998                     1999              2000
                                                        ----                     ----              ----

Cash flows from operating activities:
   Net income                                       $ 5,479,899              $ 5,062,041      $  4,413,588
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                    2,088,450                2,067,153         2,384,548
     Straight-line adjustments and other
        noncash rent adjustments                          8,811                    5,237            11,959
     Minority interest in income                        636,617                  651,949           722,561
     Income from equity investment in excess
        of dividends received                          (725,199)                (813,083)         (916,368)
     Extraordinary gain on early
        extinguishment of debt                       (1,638,375)                    -                 -
     Provision for uncollected rents                    107,624                  106,161              -
     Gain on sale of real estate and
        securities, net                                    -                    (124,155)          (22,750)
     Writedown to fair market value                        -                     412,067           225,798
     Net change in operating assets and
        liabilities                                   1,109,826                  612,127          (137,971)
                                                    -----------              -----------      ------------
          Net cash provided by operating
             activities                               7,067,653                7,979,497         6,681,365
                                                    -----------              -----------      ------------

Cash flows from investing activities:
   Proceeds from sale of real estate and
        securities                                         -                   2,471,355            22,750
   Purchase of marketable securities                   (285,110)                    -                 -

   Additional capital costs                                -                        -              (18,688)
                                                    -----------              -----------      ------------
          Net cash (used in) provided by
             investing activities                      (285,110)               2,471,355             4,062
                                                    -----------              -----------      ------------

Cash flows from financing activities:
   Proceeds from mortgages                                 -                        -           26,000,000
   Payments on mortgage principal                    (1,287,986)              (1,457,812)       (1,448,768)
   Prepayments of mortgage payable                     (250,000)              (1,250,000)      (22,135,439)
   Deferred financing costs                                -                        -             (222,047)
   Purchase of treasury stock                            (9,688)                    -                 -
   Distributions paid to minority partner              (841,325)                (800,361)         (780,257)
   Capital distribution paid to minority
     partner                                               -                        -           (1,278,538)
   Dividends paid                                    (5,231,589)              (5,419,330)       (5,430,463)
                                                    -----------              -----------      ------------
          Net cash used in financing
             activities                              (7,620,588)              (8,927,503)       (5,295,512)
                                                    -----------              -----------      ------------

          Net (decrease) increase in cash
             and cash equivalents                      (838,045)               1,523,349         1,389,915

Cash and cash equivalents, beginning of year          2,608,523                1,770,478         3,293,827
                                                    -----------              -----------      ------------

Cash and cash equivalents, end of year              $ 1,770,478              $ 3,293,827      $  4,683,742
                                                    ===========              ===========      ============

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

        Use of Estimates:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets and investments. Actual results could differ from those estimates.

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

               Operating method - Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

           When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

           Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.

        Assets Held for Sale:

           Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose.

           The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

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

        Cash Equivalents:

           The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 1999 and 2000 were held in the custody of two financial institutions, and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

        Other Assets:

           Included in other assets are deferred rent receivable and deferred charges. Deferred rent receivable is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage financing and refinancing and are amortized over the terms of the mortgages.

        Treasury Stock:

           Treasury stock is recorded at cost.

        Earnings Per Share:

           The Company has a simple equity capital structure, with only common stock outstanding. As a result, the Company has presented basic per-share amounts only in the accompanying consolidated financial statements.

        Federal Income Taxes:

           The Company is qualified as a REIT as of December 31, 2000 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 95% of its REIT taxable income to its shareholders through December 31, 2000 and 90% thereafter, and meets certain other conditions.

        Operating Segments:

           Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. Based on the standards' definitions, the Company has concluded that it engages in a single operating segment.

        Reclassification:

           Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.  Organization and Offering:

        The Company was formed on March 7, 1990 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. Pursuant to a public offering, 7,217,294 ($72,172,940) shares of common stock were issued by the Company between September 14, 1990 and June 17, 1991. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Asset Management Corp. (the "Advisor").

 3.  Transactions with Related Parties:

        The Company's asset management and performance fees are both 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement with the Advisor. Asset management fees, payable to the Advisor, were $807,050, $798,868 and $772,263 in 1998, 1999 and 2000, respectively, with performance fees for such years in like amounts. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share, in accordance with the Advisory Agreement). For the period subsequent to September 30, 1997, the cumulative dividend return criterion has not been met and performance fees aggregating $2,559,761 are not currently payable until such time as the dividend return criterion is achieved again. The unpaid performance fees have been accrued and are included in accounts payable to affiliates in the accompanying consolidated financial statements.

        General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $603,846, $576,918 and $741,277 in 1998, 1999 and 2000, respectively.

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

        The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $824,781 through December 31, 2000. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying consolidated financial statements.

        The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1998, 1999 and 2000 were $97,128, $124,629 and $92,325, respectively.

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

 4.  Real Estate Leased to Others Accounted for Under the Operating Method:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $10,655,000 in 2001, $10,182,000 in 2002, $9,952,000 in 2003; $9,959,000 in 2004;
        $8,931,000 in 2005; and aggregate approximately $69,405,000 through 2016.

        Contingent rents were approximately $1,202,000, $1,341,000 and $1,497,000 in 1998, 1999 and 2000, respectively.

 5.  Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                          December 31,
                                                          ------------
                                                   1999                   2000
                                                   ----                   ----

Minimum lease payments receivable               $33,581,337            $31,522,213
Unguaranteed residual value                      16,886,552             16,886,552
                                                -----------            -----------
                                                 50,467,889             48,408,765
Less, Unearned income                            33,709,442             31,650,318
                                                -----------            -----------
                                                $16,758,447            $16,758,447
                                                ===========            ===========


           Scheduled future minimum rents, exclusive of renewals, under non-cancellable direct financing leases amount to approximately $2,059,000 in each of the years 2001 through 2005 and aggregate approximately $31,522,000 through 2017.

           Contingent rents were approximately $138,000, $132,000 and $189,000 in 1998, 1999 and 2000, respectively.

           The Company is committed under long-term ground leases that have expiration dates ranging from June 2005 to January 2008. Future minimum ground lease rent obligations aggregate approximately $534,000.

6.  Mortgage Notes Payable:

        Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $80,974,000. As of December 31, 2000, mortgage notes payable have interest rates varying from 7.6% to 10.7% per annum and mature between 2001 and 2013.

        Scheduled principal payments during each of the five years following December 31, 2000 and thereafter are as follows:

                           Year Ending December 31,
                           ------------------------
                               2001                              $ 8,620,494
                               2002                                7,545,256
                               2003                                9,215,650
                               2004                                3,001,135
                               2005                                1,002,224
                               Thereafter                         29,071,807
                                                                 -----------
                                   Total                         $58,456,566
                                                                 ===========

        Interest paid was $6,142,995, $5,894,258 and $5,615,686 in 1998, 1999 and 2000, respectively.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

 7.  Dividends:

        Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1998, 1999 and 2000, dividends paid per share reported for tax purposes were as follows:

                                             1998                1999               2000
                                             ----                ----               ----

Ordinary income                             $ .70               $ .40               $ .41
Capital gains                                   -                 .14                   -
Return of capital                             .01                 .17                 .30
                                            -----               -----               -----
                                            $ .71               $ .71               $ .71
                                            =====               =====               =====


        A dividend of $.1785 per share for the quarter ended December 31, 2000 ($1,360,466) was declared in December 2000 and paid in January 2001.


 8.  Lease Revenues:

        The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues are as follows:

                                                  1998              1999              2000
                                                  ----              ----              ----

Per Statements of Income:
   Rental income from operating leases        $12,152,866       $11,963,273       $12,144,808
   Interest income from direct financing
     leases                                     2,196,996         2,191,568         2,248,812
Adjustments:
   Rental income attributable to
     minority interests                        (1,942,872)       (1,942,872)       (1,998,368)
   Share of interest income from equity
     investment's direct financing lease        4,432,772         4,459,039         4,466,179
                                              -----------       -----------       -----------
                                              $16,839,762       $16,671,008       $16,861,431
                                              ===========       ===========       ===========

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

        For the years ended December 31, 1998, 1999 and 2000, the Company earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                       1998        %            1999         %            2000        %
                                       ----                     ----                      ----

Marriott International, Inc.(1)     $4,432,772     26%      $ 4,459,039      27%       $4,466,179     26%
Information Resources
   Incorporated(2)                   2,916,014     17         2,916,004      17         3,008,937     18
Titan Corporation(2)                 2,131,336     13         2,131,336      13         2,171,060     13
New WAI, L.P./Warehouse
   Associates                        1,452,700      9         1,447,272       9         1,459,231      9
EnviroWorks, Inc.                    1,431,656      8         1,446,289       9         1,486,070      9
Wal-Mart Stores, Inc.                1,013,389      6         1,070,245       6         1,039,264      6
Kmart Corporation                      898,077      5         1,009,966       6           970,998      6
Childtime Childcare Inc.               805,454      5           805,454       5           850,739      5
Electronic Data Systems
   Corporation (formerly
   Centrobe, Inc.)                     588,563      4           589,732       4           589,732      4
Affiliated Foods Southwest,
   Inc.(3)                             145,679      1           224,515       1           248,065      1
US West Communications, Inc.           222,600      1           222,600       1           222,600      1
Kroger Co.(3)                          206,806      1           206,806       1           206,806      1
Safeway Stores Incorporated            141,750      1           141,750       1           141,750      1
CalComp Technology, Inc.               446,366      3                 -       -                 -      -
Other                                    6,600      -                 -       -                 -      -
                                   -----------   ----       -----------     ---       -----------    ---
                                   $16,839,762    100%      $16,671,008     100%      $16,861,431    100%
                                   ===========   ====       ===========     ===       ===========    ===

(1) Represents the Company's share of revenue from its 23.7% equity interest in Marcourt Investments Incorporated.
(2)     Net of the minority interest attributable to CPA(R):9.
(3) Net of ground lease expense of approximately $158,000, $156,000 and $74,000 in 1998, 1999 and 2000, respectively.

 9.  Equity Investment in Marcourt Investments Incorporated:

        The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized audited financial information of Marcourt is as follows:

                                                             December 31,
                                                             ------------
                                                         1999            2000
                                                         ----            ----

                        Assets                         $148,905        $148,777
                        Liabilities                      95,451          91,268
                        Shareholders' equity             53,454          57,509

              (In thousands)                               Year Ended December 31,
                                                           -----------------------
                                                   1998             1999            2000
                                                   ----             ----            ----

              Revenues                             18,743          18,843          18,888
              Interest and other expenses          10,496          10,107           9,738
              Net income                            8,247           8,736           9,150


                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.   Gains on Sale of Real Estate and Securities:

        In 1997, subsequent to the termination of its master lease with Harvest Foods, Inc. ("Harvest"), the Company sold three vacant properties and recognized a gain on sales of $105,131. In 1999, the Company sold three vacant properties formerly leased to Harvest for $1,152,830 and recognized a loss on sale of $909,260. The Company sold a vacant Harvest property in Clarksdale, Mississippi in March 2000 for a nominal amount and had recognized an impairment loss in 1999 of $412,067 in connection with the agreement to sell the property. No gain or loss was realized in connection with the sale in 2000.

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


11.  Extraordinary Gain on Extinguishment of Debt:

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


12.  Property in Austin, Texas:

        In January 1999, CalComp Technology, Inc. ("CalComp"), the lessee of a property in Austin, Texas announced its intention to liquidate and stopped paying its rent. In response to CalComp's action, the Company initiated litigation against CalComp seeking judgment for all unpaid and future rents plus associated costs. The Company also entered into discussions with CalComp to negotiate a settlement in recognition of the fact that it could take an extended period to obtain a resolution to the litigation. On August 5, 1999, the Company and CalComp agreed to a settlement. Under the terms of the agreement, the Company agreed to withdraw its lawsuits with prejudice and to terminate the CalComp lease in consideration for a lump sum payment from CalComp of $1,250,000. This amount was recognized in 1999 as other income.

        The limited recourse mortgage loan collateralized by the Austin property matured in August 1999 at which time a scheduled balloon payment was due. In October 1999, the Company agreed to use the lease termination proceeds of $1,250,000 to reduce the outstanding balance on the loan from $1,564,538 to $314,538, and the lender agreed to extend the maturity of the loan until August 2000 at which time the balloon payment for the remaining principal balance was paid.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              NOTES to CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.  Writedown to Fair Value:

        The Company and Carey Institutional Properties Incorporated, an affiliate, which own a property in Texarkana, Arkansas as tenants-in-common, have entered into an agreement in principle to sell the property to an unaffiliated third party. The Company's share of proceeds, net of costs, is expected to be $625,000. In connection with the proposed sale, the Company has written down its carrying value in the Texarkana property to an amount equal to its share of the anticipated nets sales proceeds, and has recognized an impairment loss of $225,798. The Texarkana property has been vacant since the termination of the Harvest Foods, Inc. lease in March 1997.

14.  Disclosures About Fair Value of Financial Instruments:

        The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Company estimates that the fair value of mortgage notes payable at December 31, 1999 and 2000 was approximately $56,575,000 and $60,076,000 respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates that take into account the credit of the tenants and interest rate risk.

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

15.  Accounting Pronouncements:

        In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001, which establishes accounting and reporting standards for derivative instruments. The Company believes that upon adoption SFAS No. 133 will not have a material impact on the consolidated financial statements.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 1 ("SAB 101") which provides guidance on several revenue recognition issues including recognition of rents based upon lessees' sales. Certain of the Company's leases provide for additional rents to be paid based upon the level of sales achieved by the lessee. The percentage rents are recorded once the required sales level is achieved and are included in the consolidated statements of income in rental revenue and interest income from direct financing leases. The adoption of SAB 101 did not have a significant impact on the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2000



                                                        Initial Cost to Company
                                                        -----------------------


                                                                                             Costs
                                                                                          Capitalized
                                                                                         Subsequent to     Decrease in Net
          Description            Encumbrances           Land               Buildings    Acquisition (a)     Investments(b)
          -----------            ------------           ----               ---------    ---------------     --------------
  Operating Method:
  Office/repair facility
    leased to US West
    Communications, Inc.                               $   498,557         $ 1,563,299        $   45,465
  Office buildings leased to
    Information Resources,
    Inc.                            $26,000,000          4,992,173          26,857,893         3,792,980
  Retail stores leased to
    Kmart Corporation                                    2,896,663           4,308,345           821,510
  Land leased to Childtime
    Childcare, Inc.                     946,723          2,279,146                                   957
  Office building leased to
    Titan Corporation                 9,228,524          3,906,546          15,883,454            17,948
  Retail stores leased to
    Wal-Mart Stores, Inc.             6,341,615            807,423           6,864,802           106,434
  Retail store leased to
    Safeway Stores
    Incorporated                                           334,595             943,790            14,621
  Office/manufacturing
    facilities formerly
    leased to CalComp
    Technology, Inc.                                       751,453           2,536,047
  Manufacturing/warehouse/
    office facilities leased
    to Electronic Data
    Systems Corporation
    (formerly Centrobe,
    Inc.)                             2,478,949            379,917             497,114         3,159,798
  Manufacturing/distribution
    facility leased to
    EnviroWorks, Inc.                 4,838,920          1,045,856                            10,135,098
  Retail stores - vacant                                   808,800           4,246,200             1,172       $(4,531,819)
  Supermarkets leased to
    Affiliated Foods
    Southwest, Inc.                                        343,120           1,801,380               497          (454,368)
                                     -----------       -----------         -----------       -----------       ------------
                                     $49,834,731       $19,044,249         $65,502,324       $18,096,480       $(4,986,187)
                                     ===========       ===========         ===========       ===========       ============




                                    Gross Amount at which Carried
                                     at Close of Period (b)(d)
                                     -------------------------
                                                                                                                       Life on which
                                                                                                                        Depreciation
                                                                                                                         in Latest
                                                                                                                        Statement of
                                                                                  Accumulated                              Income
          Description           Land              Buildings         Total       Depreciation (d)    Date Acquired        is Computed
          -----------           ----              ---------         -----       ----------------    -------------        -----------
  Operating Method:
  Office/repair facility
    leased to US West
    Communications, Inc.       $   509,550        $ 1,597,771     $ 2,107,321         $  411,010    September 18, 1990      40 yrs.
  Office buildings leased to
    Information Resources,
    Inc.                         4,992,731         30,650,315      35,643,046          7,628,195    September 28, 1990      40 yrs.
  Retail stores leased to
    Kmart Corporation            2,944,072          5,082,446       8,026,518          1,204,521    October 19 & 29, 1990   40 yrs.
  Land leased to Childtime
    Childcare, Inc.              2,280,103                          2,280,103                       January 4, 1991         N/A
  Office building leased to
    Titan Corporation            3,910,145         15,897,803      19,807,948          3,759,074    January 4, 1991         40 yrs.
  Retail stores leased to
    Wal-Mart Stores, Inc.          816,658          6,962,001       7,778,659          1,784,952    December 19, 1991       40 yrs.
  Retail store leased to
    Safeway Stores
    Incorporated                   340,274            952,732       1,293,006                       December 19, 1991       40 yrs.
  Office/manufacturing
    facilities formerly
    leased to CalComp
    Technology, Inc.               751,453          2,536,047       3,287,500            894,010    May 28, 1992            40 yrs.
  Manufacturing/warehouse/
    office facilities leased
    to Electronic Data
    Systems Corporation
    (formerly Centrobe,
    Inc.)                          379,917          3,656,912       4,036,829            554,037    October 1, 1992         40 yrs.
  Manufacturing/distribution
    facility leased to
    EnviroWorks, Inc.            1,045,856         10,135,098      11,180,954          1,340,789    March 22, 1995          40 yrs.
  Retail stores - vacant           141,881            382,472        ,524,353            155,208    February 21, 1992       40 yrs.
  Supermarkets leased to
    Affiliated Foods
    Southwest, Inc.                416,802          1,273,827       1,690,629                  _    February 21, 1992       40 yrs.
                               -----------        -----------     -----------        -----------
                               $18,529,442        $79,127,424     $97,656,866        $17,731,796
                               ===========        ===========     ===========        ===========



See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2000


                                                                                                           Gross Amount at which
                                                                                                                  Carried
                                                Initial Cost to Company                                    at Close of Period (c)
                                                -----------------------                                    ----------------------

                                                                              Costs
                                                                           Capitalized      Decrease
                                                                          Subsequent to       in Net
         Description         Encumbrances       Land         Buildings   Acquisition (a)  Investments(b)           Total
         -----------         ------------       ----         ---------   ---------------  --------------           -----
    Direct Financing
      Method:

    Daycare centers
      leased to Childtime
      Childcare, Inc.           $1,362,358                    $ 3,284,644      $    1,379                      $ 3,286,023

    Office/warehouse
      facility leased to
      New WAI L.P./
      Warehouse Associates       7,259,477      $ 307,745      10,442,255       1,277,029                       12,027,029

    Supermarkets leased
      to Kroger Company.                          251,760       1,321,740                      $(128,105)        1,445,395
                                ----------      ---------     -----------      ----------      ---------       -----------

                                $8,621,835      $ 559,505     $15,048,639      $1,278,408      $(128,105)      $16,758,447
                                ==========      =========     ===========      ==========      =========       ===========









         Description             Date Acquired
         -----------             -------------
    Direct Financing
      Method:

    Daycare centers
      leased to Childtime
      Childcare, Inc.             January 4, 1991

    Office/warehouse
      facility leased to
      New WAI L.P./
      Warehouse Associates        March 27, 1991

    Supermarkets leased
      to Kroger Company.          February 21, 1992










See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES



                        NOTES TO SCHEDULE OF REAL ESTATE
                          AND ACCUMULATED DEPRECIATION



(a) Consists of improvements subsequent to acquisition and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.
(b)     The decrease in net investment is due to writedowns to fair value.
(c) At December 31, 2000, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $60,841,360.

                                                     Reconciliation of Real Estate Accounted for
                                                     -------------------------------------------
                                                              Under the Operating Method
                                                              --------------------------
                                                      December 31, 1999      December 31, 2000
                                                      -----------------      -----------------

           Balance at beginning of year                   $ 101,098,962           $ 98,547,449

           Writedown to fair value                             (434,384)              (228,846)
           Additions                                               -                    18,688
           Dispositions                                      (2,117,129)                  -
           Reclassification to assets held for sale                -                  (680,425)
                                                          -------------           ------------

           Balance at close of year                       $  98,547,449           $ 97,656,866
                                                          =============           ============


                                                      Reconciliation of Accumulated Depreciation
                                                      ------------------------------------------
                                                      December 31, 1999        December 31, 2000
                                                      -----------------        -----------------

           Balance at beginning of year                    $ 13,541,345           $ 15,453,482

           Depreciation expense                               2,024,367              2,336,787
                                                                   -
           Writedown to fair value                              (22,317)                (3,048)
           Dispositions                                         (89,913)                     -
           Reclassification to assets held for sale                -                   (55,425)
                                                           ------------           ------------

           Balance at close of year                        $ 15,453,482           $ 17,731,796
                                                           ============           ============

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

        There is no established public trading market for the Shares of the Company. As of December 31, 2000, there were 4,235 holders of record of the shares of the company.

        The Company is required to distribute annually 95% of its distributable REIT taxable income (90% in 2001 and thereafter) to maintain its status as a REIT.

        In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The following shows the frequency and amount of dividends paid since 1998.

                                                Cash Dividends Paid Per Share
                                                -----------------------------
                                                1998         1999         2000
                                                ----         ----         ----
                     First quarter             $.1761       $.1769       $.1777
                     Second quarter             .1763        .1771        .1779
                     Third quarter              .1765        .1773        .1781
                     Fourth quarter             .1767        .1775        .1783
                                               ------       ------       ------
                                               $.7056       $.7088       $.7120
                                               ======       ======       ======




REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.