Form 10-Q
period 2001-03-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2001-05-14
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2001

                                       of

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


        CPA(R):10 HAS NO SECURITIES registered on any exchanges.


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


        CPA(R):10 has no active market for common stock at May 11, 2001. CPA(R):10 has 7,621,656 shares of common stock, $.001 Par Value outstanding at May 11, 2001.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED





                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I


Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets, as of December 31, 2000
              and March 31, 2001                                                                        2

              Condensed Consolidated Statements of Income for the three months
              ended March 31, 2000 and 2001                                                             3

              Condensed Consolidated Statements of Cash Flows for the three
              months ended March 31, 2000 and 2001                                                      4

              Notes to Condensed Consolidated Financial Statements                                    5-6


Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                       7-8


PART II - Other Information

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                                    9

Item 4. - Submission of Matters to a Vote of Security Holders                                           9

Item 6. - Exhibits and Reports on Form 8-K                                                              9

Signatures                                                                                             10



*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     December 31, 2000        March 31, 2001
                                                                     -----------------        --------------
                                                                          (Note)                (Unaudited)

         ASSETS:
Land and buildings, net of accumulated depreciation of
    $17,731,796 at December 31, 2000 and
    $18,292,608 at March 31, 2001                                      $  79,925,070          $  79,364,258
Net investment in direct financing leases                                 16,758,447             16,758,447
Equity investment                                                         14,111,738             14,380,286
Assets held for sale                                                         625,000                625,000
Cash and cash equivalents                                                  4,683,742              4,898,241
Other assets, net                                                          1,047,717              1,215,252
                                                                       -------------          -------------
           Total assets                                                $ 117,151,714          $ 117,241,484
                                                                       =============          =============

         LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS'
             EQUITY:

Liabilities:
Mortgage notes payable                                                 $  58,456,566          $  57,862,685
Accrued interest                                                             245,742                356,404
Accounts payable and accrued expenses                                        305,435                182,559
Accounts payable to affiliates                                             3,500,121              3,712,794
Dividends payable                                                          1,360,466              1,361,991
Prepaid rental income                                                         42,134                111,202
                                                                       -------------          -------------
           Total liabilities                                              63,910,464             63,587,635
                                                                       -------------          -------------

Minority interest                                                          2,181,062              2,134,136
                                                                       -------------          -------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value;  40,000,000
  shares authorized; 7,633,558 shares issued and
  outstanding at  December 31, 2000 and March 31, 2001                         7,633                  7,633
Additional paid-in capital                                                66,530,408             66,530,408
Dividends in excess of accumulated earnings                              (15,380,073)           (14,920,548)
                                                                       -------------          -------------
                                                                          57,157,968             51,617,493
Less, common stock in treasury, at cost, 11,902 shares at
  December 31, 2000 and March 31, 2001                                       (97,780)               (97,780)
                                                                       -------------          -------------
           Total shareholders' equity                                     51,060,188             51,519,713
                                                                       -------------          -------------
           Total liabilities, minority interest and
               shareholders' equity                                    $ 117,151,714          $ 117,241,484
                                                                       =============          =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  2000                 2001
                                                                  ----                 ----

Revenues:
   Rental income                                                $3,249,487          $3,255,664
   Interest from direct financing leases                           557,746             563,093
   Interest and other income                                        43,335              64,525
                                                                ----------          ----------
                                                                 3,850,568           3,883,282
                                                                ----------          ----------

Expenses:
   Interest                                                      1,394,564           1,212,846
   Depreciation and amortization                                   591,896             585,584
   General and administrative                                      381,921             379,050
   Property expenses                                               523,131             432,795
                                                                ----------          ----------
                                                                 2,891,512           2,610,275
                                                                ----------          ----------

     Income before minority interest, income from
       equity investment and gain on sale                          959,056           1,273,007

Minority interest in income                                       (165,613)           (264,729)
                                                                ----------          ----------

     Income before income from equity investment
       and gain on sale                                            793,443           1,008,278

Income from equity investment                                      732,427             813,850
                                                                ----------          ----------

     Income before gain on sale                                  1,525,870           1,822,128

Gain on sale of real estate                                         24,250                   -
                                                                ----------          ----------

     Net income                                                 $1,550,120          $1,822,128
                                                                ==========          ==========

Basic and diluted earnings per common share
   (7,621,656 weighted average shares outstanding,
   basic and diluted)                                                 $.20                $.24
                                                                      ====                ====


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                               2000                 2001
                                                                               ----                 ----

Cash flows from operating activities:
   Net income                                                              $ 1,550,120          $ 1,822,128
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                            591,896              585,584
      Income from equity investment in excess of
        dividends received                                                    (210,048)            (268,548)
      Minority interest in income                                              165,613              264,729
      Straight-line rent adjustments                                             1,981                5,343
      Provision for uncollected rents                                           28,554                    -
      Gain on sale of real estate                                              (24,250)                   -
      Net change in operating assets and liabilities                          (209,970)             299,365
                                                                           -----------          -----------
          Net cash provided by operating activities                          1,893,896            2,708,601
                                                                           -----------          -----------


Cash flows from investing activities:
   Proceeds from sale of securities and real estate                             24,250
                                                                           -----------
          Net cash provided by investing activities                             24,250
                                                                           -----------

Cash flows from financing activities:
   Dividends paid                                                           (1,354,994)          (1,361,078)
   Distributions paid to minority partner                                     (224,999)            (311,655)
   Prepayment of mortgage payable                                                    -             (209,567)
   Payments of mortgage principal                                             (314,184)            (384,314)
   Payments for financing costs                                                      -             (227,488)
                                                                           -----------          -----------
          Net cash used in financing activities                             (1,894,177)          (2,494,102)
                                                                           -----------          -----------

          Net increase in cash and cash equivalents                             23,969              214,499

Cash and cash equivalents, beginning of period                               3,293,827            4,683,742
                                                                           -----------          -----------

      Cash and cash equivalents, end of period                             $ 3,317,796          $ 4,898,241
                                                                           ===========          ===========


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2. Transactions with Related Parties:

The Company incurred asset management fees payable to its Advisor, Carey Asset Management Corp., of $200,563 and $202,513 for the three-month periods ended March 31, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements were $174,547 and $170,543 for the three-month periods ended March 31, 2000 and 2001, respectively.

Note 3. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the three-month periods ended March 31, 2000 and 2001 are as follows:


                                                                      2000                 2001
                                                                      ----                 ----

Per Statements of Income:
    Rental income from operating leases                           $ 3,249,487          $ 3,255,664
    Interest from direct financing leases                             557,746              563,093
Adjustments:
    Rental income attributable to minority interests                 (485,718)            (537,597)
    Share of interest income from equity
       investment direct financing lease                            1,332,102            1,375,842
                                                                  -----------          -----------
                                                                  $ 4,653,617          $ 4,657,002
                                                                  ===========          ===========

For the three-month periods ended March 31, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                               2000             %                   2001              %
                                                               ----             -                   ----              -
Marriott International, Inc. (a)                            $1,332,102          29%              $1,375,842           30%
Information Resources Incorporated (b)                         729,003          16                  821,925           18
The Titan Corporation (b)                                      532,834          11                  556,668           12
Wal-Mart Stores, Inc.                                          470,099          10                  451,680           10
EnviroWorks, Inc.                                              361,572           8                  374,833            8
New WAI, L.P./Warehouse Associates                             363,740           8                  364,668            8
Childtime Childcare Inc.                                       209,295           4                  213,714            4
Kmart Corporation                                              306,620           7                  151,320            3
Electronic Data Systems Corporation                            147,433           3                  147,433            3
Other                                                          200,919           4                  198,919            4
                                                            ----------         ---              -----------          ---
                                                            $4,653,617         100%              $4,657,002          100%
                                                            ==========         ===-              ==========          ===

(a) Represents the Company's proportionate share of lease revenues from an equity investment.

(b)     Net of W.P. Carey & Co., LLC's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

Note 4. Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

(in thousands)

                                                      December 31, 2000         March 31, 2001
                                                      -----------------         --------------
Assets (primarily net investment in
    direct financing lease)                                $148,777                 $148,704
Liabilities (primarily mortgage notes payable)               91,268                   90,028
Shareholders' equity                                         57,509                   58,676


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                             2000                     2001
                                                             ----                     ----

Revenue (primarily interest from
    direct financing lease)                                $  5,629                 $  5,805
Expenses (primarily interest expense)                         2,488                    2,332
                                                           --------                 --------
Net income                                                 $  3,141                 $  3,473
                                                           ========                 ========

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION And RESULTS OF OPERATIONS


The following information should be read in conjunction with Corporate Property Associates 10 Incorporated's ("CPA(R):10") condensed consolidated financial statements and notes thereto as of March 31, 2001, included in this quarterly report, and CPA(R):10's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or the objectives and plans of CPA(R):10 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month period ended March 31, 2001 increased by $272,000 as compared with net income for the three-month period ended March 31, 2000. The increase in net income was primarily due to decreases in interest and property expenses and an increase in income from CPA(R):10's equity investment in thirteen Courtyard by Marriott properties.

The decrease in interest expense was primarily due to the refinancing of the limited recourse mortgage loan collateralized by properties leased to Information Resources, Inc. in December 2000. The annual interest rate on the Information Resources mortgage loan decreased from 10.7% to 7.6% as a result of the refinancing and resulted in a reduction of $146,000 in interest expense for the comparable quarters. The decrease in property expenses was primarily due to lower real estate taxes on vacant properties. Real estate taxes are expected to continue to decrease as the result of the expected sale of a vacant property in Texarkana, Arkansas in May 2001 and a net lease, effective June 1, 2001, on a property in Hot Springs, Arkansas under which the lessee will pay real estate taxes, insurance and maintenance costs. This ten-year lease with Xerox Corporation will provide $76,000 of rent during the first lease year with stated increases thereafter. After the new lease goes into effect, CPA(R):10 will have only one vacant property, a building in Austin, Texas. The increase in equity income was due to lower interest charges on the mortgage loan on the Courtyard by Marriott properties and, to a lesser extent, an increase in annual percentage of sales rent, payable by Marriott in the first quarter.

FINANCIAL CONDITION:

CPA(R):10's cash balances increased by $214,000 since December 31, 2000. Cash flows from operations of $2,709,000 were sufficient to fund CPA(R):10's financing activities, which primarily consisted of dividends to shareholders of $1,361,000, distributions to the minority interests in two properties of $312,000, scheduled mortgage principal payments of $384,000 and a prepayment of $210,000 on the loan collateralized by CPA(R):10's 50% interest in six retail properties leased to Wal-Mart Stores, Inc. Under the loan agreement on the Wal-Mart properties, CPA(R):10 is obligated to make an annual prepayment equal to 80% of the percentage of sales rents earned on the Wal-Mart leases.

For the three months ended March 31, 2001, CPA(R):10 had no cash provided or used by investing activities. CPA(R):10 is currently evaluating the costs necessary to retrofit its 96,000 square foot vacant property in Austin, Texas.

A mortgage loan collateralized by the property leased to Warehouse Associates matured in April 2001 at which time a balloon payment was scheduled. CPA(R):10 has negotiated a three-month extension of the loan and is in the process of obtaining new limited recourse financing. A balloon payment of $779,000 for a second mortgage loan on the Warehouse Associates property is also due in August 2001. Based on the progress of the negotiations for a new loan, Management believes that CPA(R):10 will obtain sufficient funds to pay off both Warehouse Associates loans.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CPA(R):10's strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):10's other assets. This strategy has allowed CPA(R):10 to diversify its portfolio of properties and thereby limit its risk. In the event that a balloon payment comes due, CPA(R):10 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy its mortgage debt.

The Company was formed in 1990 with the expectation that shareholders' interests would be liquidated beginning eight to twelve years after the net proceeds of CPA(R):10's offering were substantially invested. The Advisor is currently evaluating CPA(R):10's liquidity alternatives.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


                                     PART II


Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Approximately $57,069,000 of the Company's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of March 31, 2001 was 9.5%. There has been no material change since December 31, 2000.


(in thousands)

                          2001       2002      2003      2004      2005   Thereafter    Total  Fair Value
                          ----       ----      ----      ----      ----   ----------    -----  ----------
Fixed rate debt          $7,443    $ 7,335    $9,216    $3,001    $1,002    $29,072    $57,069   $58,619
Weighted average
    interest rate         8.834%    10.209%    9.676%    9.674%    8.933%     7.995%
Variable rate debt       $  794          -         -         -         -          -    $   794   $   794


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2001, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None.


(b)   Reports on Form 8-K:

      During the quarter ended March 31, 2001, the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED




  5/11/01                       By: /s/ John J. Park
-----------                         -----------------------------------------
   Date                                  John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



  5/11/01                       By: /s/ Claude Fernandez
-----------                         -----------------------------------------
   Date                                  Claude Fernandez
                                         Executive Vice President -
                                         Financial Operations
                                         (Principal Accounting Officer)