Form 10-Q
period 2001-06-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2001-08-10
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2001

                                       of

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


CPA(R):10 has no active market for common stock at August 9, 2001. CPA(R):10 has 7,621,656 shares of common stock, $.001 Par Value outstanding at August 9, 2001.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                      INDEX


                                                                                       Page No.
PART I


Item 1. - Financial Information*

              Condensed Consolidated Balance Sheets, as of December 31, 2000
              and June 30, 2001                                                            2

              Condensed Consolidated Statements of Income for the three and six
              months ended June 30, 2000 and 2001                                          3

              Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 2000 and 2001                                          4

              Notes to Condensed Consolidated Financial Statements                       5-6


Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                        7-8


PART II - Other Information

Item 3. - Quantitative and Qualitative Disclosures About Market Risk                       9

Item 4. - Submission of Matters to a Vote of Security Holders                              9

Item 6. - Exhibits and Reports on Form 8-K                                                 9

Signatures                                                                                10



--------------

*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               December 31, 2000       June 30, 2001
                                                               -----------------       -------------
                                                                     (Note)                 (Unaudited)
                    ASSETS:
Land and buildings, net of accumulated depreciation of
    $17,731,796 at December 31, 2000 and
    $18,893,020 at June 30, 2001                                 $  79,925,070         $  79,087,519
Net investment in direct financing leases                           16,758,447            16,758,447
Equity investment                                                   14,111,738            14,640,353
Assets held for sale                                                   625,000                    --
Cash and cash equivalents                                            4,683,742             5,159,297
Other assets, net                                                    1,047,717             1,541,522
                                                                 -------------         -------------
           Total assets                                          $ 117,151,714         $ 117,187,138
                                                                 =============         =============

         LIABILITIES, MINORITY INTEREST AND
               SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                           $  58,456,566         $  57,461,076
Accrued interest                                                       245,742               344,473
Accounts payable and accrued expenses                                  305,435               136,832
Accounts payable to affiliates                                       3,500,121             4,055,975
Dividends payable                                                    1,360,466             1,363,514
Prepaid rental income                                                   42,134                18,114
                                                                 -------------         -------------
           Total liabilities                                        63,910,464            63,379,984
                                                                 -------------         -------------

Minority interest                                                    2,181,062             2,121,893
                                                                 -------------         -------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value; 40,000,000
  shares authorized; 7,633,558 shares issued and
  outstanding at  December 31, 2000 and June 30, 2001                    7,633                 7,633
Additional paid-in capital                                          66,530,408            66,530,408
Dividends in excess of accumulated earnings                        (15,380,073)          (14,755,000)
                                                                 -------------         -------------
                                                                    51,157,968            51,783,041
Less, common stock in treasury, at cost, 11,902 shares at
  December 31, 2000 and June 30, 2001                                  (97,780)              (97,780)
                                                                 -------------         -------------
           Total shareholders' equity                               51,060,188            51,685,261
                                                                 -------------         -------------
           Total liabilities, minority interest and
               shareholders' equity                              $ 117,151,714         $ 117,187,138
                                                                 =============         =============


            The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                        Three Months Ended                       Six Months Ended
                                                        ------------------                       ----------------
                                               June 30, 2000         June 30, 2001        June 30, 2000        June 30, 2001
                                               -------------         -------------        -------------        -------------
Revenues:
   Rental income                                 $ 2,963,443          $ 3,220,237          $ 6,212,930          $ 6,475,901
   Interest income from direct financing
    leases                                           562,529              611,842            1,120,275            1,174,935
   Interest and other income                          45,508              187,151               88,843              251,676
                                                 -----------          -----------          -----------          -----------
                                                   3,571,480            4,019,230            7,422,048            7,902,512
                                                 -----------          -----------          -----------          -----------

Expenses:
   Interest                                        1,386,722            1,263,048            2,781,286            2,475,894
   Depreciation and amortization                     596,217              625,335            1,188,113            1,210,919
   General and administrative                        453,485              310,546              835,406              689,596
   Property expenses                                 423,570              487,837              946,701              920,632
                                                 -----------          -----------          -----------          -----------
                                                   2,859,994            2,686,766            5,751,506            5,297,041
                                                 -----------          -----------          -----------          -----------

     Income before minority interest,
       income from equity investment and
       (loss) gain on sale                           711,486            1,332,464            1,670,542            2,605,471

Minority interest in income                         (166,311)            (244,451)            (331,924)            (509,180)
                                                 -----------          -----------          -----------          -----------

     Income before income from equity
       investment and
       (loss) gain on sale                           545,175            1,088,013            1,338,618            2,096,291

Income from equity investment                        452,897              479,573            1,185,324            1,293,423
                                                 -----------          -----------          -----------          -----------

     Income before (loss) gain on sale               998,072            1,567,586            2,523,942            3,389,714

(Loss) gain on sale of real estate                    (1,500)             (38,420)              22,750              (38,420)
                                                 -----------          -----------          -----------          -----------

     Net income                                  $   996,572          $ 1,529,166          $ 2,546,692          $ 3,351,294
                                                 ===========          ===========          ===========          ===========

Basic and diluted earnings per common
   share (7,621,686 shares outstanding,
   basic and diluted)                            $       .13          $       .20          $       .33          $       .44
                                                 ===========          ===========          ===========          ===========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              Six Months Ended June 30,
                                                                          -----------------------------------
                                                                             2000                    2001
                                                                          -----------             -----------
Cash flows from operating activities:
   Net income                                                             $ 2,546,692             $ 3,351,294
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                         1,188,113               1,210,919
      Income from equity investment in excess of
        dividends received                                                   (458,750)               (528,615)
      Minority interest in income                                             331,924                 509,180
      Straight-line rent adjustments                                            5,307                  17,784
      (Gain) loss on sale of real estate                                      (22,750)                 38,420
      Net change in operating assets and liabilities                          (23,983)                110,071
                                                                          -----------             -----------
          Net cash provided by operating activities                         3,566,553               4,709,053
                                                                          -----------             -----------


Cash flows from investing activities:
   Proceeds from sale of real estate                                           22,750                 605,161
   Additional capitalized costs                                               (18,687)               (323,673)
                                                                          -----------             -----------
          Net cash provided by investing activities                             4,063                 281,488
                                                                          -----------             -----------

Cash flows from financing activities:
   Dividends paid                                                          (2,710,888)             (2,723,173)
   Distributions paid to minority partner                                    (430,660)               (568,349)
   Prepayment of mortgage payable                                                  --                (209,567)
   Payment of financing costs                                                      --                (227,974)
   Payments of mortgage principal                                            (682,949)               (785,923)
                                                                          -----------             -----------
          Net cash used in financing activities                            (3,824,497)             (4,514,986)
                                                                          -----------             -----------

          Net (decrease) increase in cash and cash equivalents               (253,881)                475,555

Cash and cash equivalents, beginning of period                              3,293,827               4,683,742
                                                                          -----------             -----------

      Cash and cash equivalents, end of period                            $ 3,039,946             $ 5,159,297
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

Note 2.  Transactions with Related Parties:

The Company incurred asset management fees payable to its Advisor, Carey Asset Management Corp., of $193,150 and $189,965 for the three-month periods ended June 30, 2000 and 2001, respectively, and $386,325 and $392,478 for the six-month periods ended June 30, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements were $216,222 and $173,524 for the three-month periods ended June 30, 2000 and 2001, respectively, and $390,769 and $344,067 for the six-month periods ended June 30, 2000 and 2001, respectively.

Note 3.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the six-month periods ended June 30, 2000 and 2001 are as follows:

                                                                   2000                    2001
                                                                -----------             -----------
Per Statements of Income:
    Rental income from operating leases                         $ 6,212,930             $ 6,475,901
    Interest from direct financing leases                         1,120,275               1,174,935
Adjustments:
    Rental income attributable to minority interests               (971,436)             (1,075,194)
    Share of interest income from equity
       investment direct financing lease                          2,376,464               2,417,920
                                                                -----------             -----------
                                                                $ 8,738,233             $ 8,993,562
                                                                ===========             ===========

For the six-month periods ended June 30, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                                     2000                 %                  2001                 %
                                                  ----------             ---             ----------             ---
Marriott International, Inc. (a)                  $2,376,464              27%            $2,417,920              27%
Information Resources Incorporated (b)             1,458,007              17              1,643,850              18
The Titan Corporation (b)                          1,065,668              12              1,113,336              12
New WAI, L.P./Warehouse Associates                   727,544               8                778,087               9
EnviroWorks, Inc.                                    736,405               8                749,665               8
Wal-Mart Stores, Inc.                                659,821               8                641,402               7
Kmart Corporation                                    585,499               7                518,233               6
Childtime Childcare Inc.                             423,311               5                427,428               5
Electronic Data Systems Corporation                  294,866               3                298,717               3
Other                                                410,648               5                404,924               5
                                                  ----------             ---             ----------             ---
                                                  $8,738,233             100%            $8,993,562             100%
                                                  ==========             ===             ==========             ===

(a) Represents the Company's proportionate share of lease revenues from an equity investment.

(b)   Net of W. P. Carey & Co. LLC's minority interest.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                  (CONTINUED)


Note 4.  Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

        (in thousands)

                                                                         December 31, 2000          June 30, 2001
                                                                         -----------------          -------------
             Assets (primarily net investment in
                 direct financing lease)                                      $148,777                 $148,586
             Liabilities (primarily mortgage notes payable)                     91,268                   88,753
             Shareholders' equity                                               57,509                   59,833


                                                                                  Six Months Ended June 30,
                                                                                  -------------------------
                                                                                2000                     2001
                                                                                ----                     ----
             Revenue (primarily interest income from
                 direct financing lease)                                      $ 10,042                  $10,215
             Expenses (primarily interest expense)                              (4,942)                  (4,657)
                                                                              --------                  -------
             Net income                                                       $  5,100                  $ 5,558
                                                                              ========                  =======


Note 5.  Loss on Sale of Real Estate:

In June 2001, the Company sold its interest in a vacant property in Texarkana, Arkansas for $625,000, less closing costs, and incurred a realized loss of $38,420 on the sale. With the sale of the Texarkana property, all of the properties that were formerly leased to Harvest Foods, Inc. are either currently subject to net leases or have been sold.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION And RESULTS OF OPERATIONS



The following information should be read in conjunction with Corporate Property Associates 10 Incorporated's ("CPA(R):10") condensed consolidated financial statements and notes thereto as of June 30, 2001, included in this quarterly report, and CPA(R):10's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or the objectives and plans of CPA(R):10 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and six-month periods ended June 30, 2001 increased by $533,000 and $805,000, respectively, as compared with net income for the three-month and six-month periods ended June 30, 2000. The increase in net income was primarily due to decreases in interest and general and administrative expenses and an increase in lease revenues (rental income and interest income from direct financing leases).

The decrease in interest expense was primarily due to the refinancing of the limited recourse mortgage loan collateralized by properties leased to Information Resources, Inc. at a lower rate of interest in December 2000. The decrease in general and administrative expenses was due to moderate decreases for various services including printing costs and general and administrative reimbursements. The increase in lease revenues was due to rent increases on the Company's leases with the Titan Corporation and Information Resources in August 2000 and October 2000, respectively. Solely as a result of the two rent increases, annual revenues have increased by $675,000.

FINANCIAL CONDITION:

CPA(R):10's cash balances have increased by $476,000 since December 31, 2000. Cash flows from operations of $4,709,000 were sufficient to fund CPA(R):10's financing activities, which primarily consisted of dividends paid to shareholders of $2,723,000, distributions paid to the minority interests in two properties of $568,000, scheduled mortgage principal payments of $786,000 and a mortgage prepayment of $210,000 on the loan collateralized by CPA(R):10's 50% interest in six retail properties leased to Wal-Mart Stores, Inc. Under the loan agreement on the Wal-Mart properties, CPA(R):10 is obligated to make an annual prepayment equal to 80% of the annual percentage of sales rents earned on the Wal-Mart leases.

For the six months ended June 30, 2001, CPA(R):10's investing activities included receiving $605,000 in connection with the sale of a property in Texarkana, Arkansas which had been vacant and using $324,000 for capital improvements. The additional capital costs included funding the replacement of the roof at CPA(R):10's Kmart Corporation property in Austin, Texas and the commencement of the retrofitting of a 96,000 sq. ft. vacant property in Austin, Texas. Costs to complete the retrofit are being evaluated and are estimated to be in excess of $500,000.

A mortgage loan collateralized by the property leased to Warehouse Associates matured in April 2001 at which time a balloon payment was scheduled. CPA(R):10 has negotiated a six-month extension of the loan. As of June 30, 2001, the loan had a balance of $6,351,000. A balloon payment of $779,000 for a second mortgage loan on the Warehouse Associates property is also due in August 2001. CPA(R):10 expects to complete the refinancing of the loans in August 2001. Based on the progress of the negotiations for the new loan, Management believes that CPA(R):10 will receive financing for an amount in excess of the amount necessary to pay off the existing loans.

CPA(R):10 was formed in 1990 with the expectation that shareholders' interests would be liquidated beginning eight to twelve years after the net proceeds of CPA(R):10's offering were substantially invested. The Advisor is currently evaluating CPA(R):10's liquidity alternatives.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION And RESULTS OF OPERATIONS (Continued)



CPA(R):10 owns an approximate 23.7% interest in Marcourt Investments, Inc. ("Marcourt"), a real estate investment trust ("REIT") that owns 13 net-leased Courtyard by Marriott hotels. As a result of rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase substantially in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring to enable Marcourt to retain its REIT status.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART II


Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Approximately $56,678,000 of the Company's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of June 30, 2001 was 8.0%. There has been no material change since December 31, 2000.

(in thousands)

                       2001          2002          2003           2004           2005         Thereafter     Total      Fair Value
                       ----          ----          ----           ----           ----         ----------     -----      ----------
Fixed rate debt       $7,051        $  7,335       $  9,216      $   3,001     $  1,002       $ 29,073       $56,678       $56,184
Weighted average
    interest rate      8.809%         10.209%         9.676%         9.674%       8.933%         7.995%           --            --
Variable rate debt    $  783              --             --             --           --             --       $   783       $   783

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


An annual Shareholders meeting was held on June 7, 2001, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:


         Name Of Director               Total Shares Voting     Shares Voting Yes    Shares Voting No
         ----------------               -------------------     -----------------    ----------------
         William P. Carey                     3,827,365             3,794,792            32,573
         Ralph G. Coburn                      3,827,365             3,762,242            65,123
         William Ruder                        3,827,365             3,786,292            41,073
         George E. Stoddard                   3,827,365             3,773,492            53,873
         Warren G. Wintrub                    3,827,365             3,795,292            32,073


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      None.


(b)   Reports on Form 8-K:

      During the quarter ended June 30, 2001, the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






        8/9/01                   By: /s/ John J. Park
    --------------                   ----------------------------------------
         Date                            John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



        8/9/01                   By: /s/  Claude Fernandez
    --------------                   ----------------------------------------
         Date                            Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)