Form 10-Q
period 2001-09-30
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2001-11-13
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2001

                                       of

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


CPA(R):10 has no active market for common stock at November 12, 2001. CPA(R):10 has 7,621,656 shares of common stock, $.001 Par Value outstanding at November 12, 2001.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                      INDEX



                                                                                 Page No.
                                                                                 --------
 PART I
 ------

 Item 1. - Financial Information*

            Condensed Consolidated Balance Sheets, as of December 31, 2000
            and September 30, 2001                                                    2

            Condensed Consolidated Statements of Income for the three and nine
            months ended September 30, 2000 and 2001                                  3

            Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 2001                                  4

            Notes to Condensed Consolidated Financial Statements                    5-6


 Item 2. - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                     7-8


 PART II - Other Information
 -------
 Item 3. - Quantitative and Qualitative Disclosures About Market Risk                 9

 Item 4. - Submission of Matters to a Vote of Security Holders                        9

 Item 6. - Exhibits and Reports on Form 8-K                                           9

 Signatures                                                                          10



*The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31, 2000    September 30, 2001
                                                         -----------------    ------------------
                                                               (Note)             (Unaudited)
        ASSETS:
Land and buildings, net of accumulated depreciation
   of
   $17,731,796 at December 31, 2000 and
   $17,809,630 at September 30, 2001                      $ 79,925,070          $ 72,428,004
Net investment in direct financing leases                   16,758,447            16,758,447
Equity investment                                           14,111,738            14,902,572
Assets held for sale                                           625,000                     -
Cash and cash equivalents                                    4,683,742             6,628,226
Other assets                                                 1,047,717             1,261,199
                                                          ------------          ------------
         Total assets                                     $117,151,714          $111,978,448
                                                          ============          ============

        LIABILITIES, MINORITY INTEREST AND
          SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                    $ 58,456,566          $ 51,038,243
Accrued interest                                               245,742               344,865
Accounts payable and accrued expenses                          305,435               184,326
Accounts payable to affiliates                               3,500,121             4,357,605
Dividends payable                                            1,360,466             1,365,039
Prepaid rental income                                           42,134                49,376
                                                          ------------          ------------
         Total liabilities                                  63,910,464            57,339,454
                                                          ------------          ------------

Minority interest                                            2,181,062             2,109,440
                                                          ------------          ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value; 40,000,000
 shares authorized; 7,633,558 shares issued and
 outstanding at December 31, 2000 and September 30, 2001         7,633                 7,633
Additional paid-in capital                                  66,530,408            66,530,408
Dividends in excess of accumulated earnings                (15,380,073)          (13,910,707)
                                                          ------------          ------------
                                                            51,157,968            52,627,334
Less, common stock in treasury, at cost, 11,902
 shares at December 31, 2000 and September 30, 2001            (97,780)              (97,780)
                                                          ------------          ------------
         Total shareholders' equity                         51,060,188            52,529,554
                                                          ------------          ------------
         Total liabilities, minority interest and
            shareholders' equity                          $117,151,714          $111,978,448
                                                          ============          ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                       --------------------------------      -------------------------------
                                            2000               2001               2000               2001
                                       ------------       ------------       ------------       ------------
Revenues:
  Rental income                        $  2,855,694       $  3,023,171       $  9,068,624       $  9,499,072
  Interest income from direct
   financing leases                         564,440            628,969          1,684,715          1,803,904
  Interest and other income                  39,075             48,854            127,918            300,530
                                       ------------       ------------       ------------       ------------
                                          3,459,209          3,700,994         10,881,257         11,603,506
                                       ------------       ------------       ------------       ------------

Expenses:
  Interest                                1,377,628          1,269,332          4,158,914          3,745,226
  Depreciation and amortization             597,459            607,685          1,785,572          1,818,604
  General and administrative                323,735            502,222          1,159,141          1,191,818
  Property expenses                         500,941            421,281          1,447,642          1,341,913
  Impairment loss                           225,798                 --            225,798                 --
                                       ------------       ------------       ------------       ------------
                                          3,025,561          2,800,520          8,777,067          8,097,561
                                       ------------       ------------       ------------       ------------

    Income before minority
      interest, income from
      equity investment and gain
      on sale                               433,648            900,474          2,104,190          3,505,945

Minority interest in income                (171,116)          (242,685)          (503,040)          (751,865)
                                       ------------       ------------       ------------       ------------

    Income before income from
      equity investment and
      gain on sale                          262,532            657,789          1,601,150          2,754,080

Income from equity investment               459,517            469,486          1,644,841          1,762,909
                                       ------------       ------------       ------------       ------------

    Income before gain on sale              722,049          1,127,275          3,245,991          4,516,989

Gain on sale of real estate                      --          1,082,409             22,750          1,043,989
                                       ------------       ------------       ------------       ------------

    Net income                         $    722,049       $  2,209,684       $  3,268,741       $  5,560,978
                                       ============       ============       ============       ============

Basic and diluted earnings per
  common share (7,621,656 shares
  outstanding, basic and diluted)      $        .09       $        .29       $        .43       $        .73
                                       ============       ============       ============       ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                           Nine Months Ended September 30,
                                                          --------------------------------
                                                              2000                2001
                                                          ------------        ------------
Cash flows from operating activities:
  Net income                                              $  3,268,741        $  5,560,978
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                           1,785,572           1,818,604
     Income from equity investment in excess of
       dividends received                                     (696,574)           (792,099)
     Minority interest in income                               503,040             751,865
     Straight-line rent adjustments                              8,633              21,043
     Impairment loss                                           225,798                  --
     Gain on sale of real estate                               (22,750)         (1,043,989)
     Net change in operating assets and liabilities            454,066             467,811
                                                          ------------        ------------
         Net cash provided by operating activities           5,526,526           6,784,213
                                                          ------------        ------------


Cash flows from investing activities:
  Proceeds from sale of real estate                             22,750           8,050,738
  Additional capitalized costs                                 (18,687)           (343,676)
                                                          ------------        ------------
         Net cash provided by investing activities               4,063           7,707,062
                                                          ------------        ------------

Cash flows from financing activities:
  Dividends paid                                            (4,070,379)         (4,087,039)
  Distributions paid to minority partner                      (638,242)           (823,487)
  Prepayment of mortgage payable                              (594,916)         (6,194,448)
  Payments of mortgage principal                            (1,056,208)         (1,223,875)
  Payment of financing costs                                        --            (217,942)
                                                          ------------        ------------
         Net cash used in financing activities              (6,359,745)        (12,546,791)
                                                          ------------        ------------

         Net (decrease) increase in cash and cash
         equivalents                                          (829,156)          1,944,484

Cash and cash equivalents, beginning of period               3,293,827           4,683,742
                                                          ------------        ------------

     Cash and cash equivalents, end of period             $  2,464,671        $  6,628,226
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

Note 2. Transactions with Related Parties:

The Company incurred asset management fees payable to its Advisor, Carey Asset Management Corp., of $193,175 and $195,950 for the three-month periods ended September 30, 2000 and 2001, respectively, and $579,500 and $588,428 for the nine-month periods ended September 30, 2000 and 2001, respectively, with performance fees in like amount. General and administrative expense reimbursements were $189,817 and $165,671 for the three-month periods ended September 30, 2000 and 2001, respectively, and $580,586 and $509,738 for the nine-month periods ended September 30, 2000 and 2001, respectively.

Note 3. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues for the nine-month periods ended September 30, 2000 and 2001 are as follows:

                                                    2000                2001
                                               ------------        ------------
Per Statements of Income:
   Rental income from operating leases         $  9,068,624        $  9,499,072
   Interest from direct financing leases          1,684,715           1,803,904
Adjustments:
   Rental income attributable to
      minority interests                         (1,460,771)         (1,612,913)
   Share of interest income from equity
      investment direct financing lease           3,421,006           3,461,405
                                               ------------        ------------
                                               $ 12,713,574        $ 13,151,468
                                               ============        ============

For the nine-month periods ended September 30, 2000 and 2001, the Company earned its net lease revenues from its investments as follows:

                                               2000              %              2001              %
                                           -----------      -----------      -----------      -----------
Marriott International, Inc. (a)           $ 3,421,006               27%     $ 3,461,405               26%
Information Resources Incorporated (b)       2,187,010               17        2,465,652               19
The Titan Corporation (b)                    1,614,391               13        1,670,005               13
New WAI, L.P./Warehouse Associates           1,093,559                9        1,208,631                9
EnviroWorks, Inc.                            1,111,238                9        1,124,498                9
Wal-Mart Stores, Inc.                          849,543                7          831,124                6
Kmart Corporation                              737,200                6          669,553                5
Childtime Childcare Inc.                       637,025                5          641,142                5
Electronic Data Systems Corporation            442,299                3          457,704                3
Other                                          620,303                4          621,754                5
                                           -----------      -----------      -----------      -----------
                                           $12,713,574              100%     $13,151,468              100%
                                           ===========      ===========      ===========      ===========

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)


Note 4. Equity Investment:

The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which net leases 13 Courtyard by Marriott hotels to a wholly-owned subsidiary of Marriott International, Inc. Summarized financial information of Marcourt is as follows:

      (in thousands)

                                                      December 31,   September 30,
                                                      ------------   -------------
                                                         2000           2001
                                                       --------       --------
           Assets (primarily net investment in
              direct financing lease)                  $148,777       $148,676
           Liabilities (primarily mortgage notes
              payable)                                   91,268         87,683
           Shareholders' equity                          57,509         60,993

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                           2000            2001
                                                         --------        --------
           Revenue (primarily interest income from
              direct financing lease)                    $ 14,456        $ 14,624
           Expenses (primarily interest expense)           (7,369)         (7,035)
                                                         --------        --------
           Net income                                    $  7,087        $  7,589
                                                         ========        ========

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain its REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring in order to enable Marcourt to retain its REIT status.

Note 5. Gain on Sale of Real Estate:

On September 29, 2001, the Company and Carey Institutional Properties Incorporated, an affiliate, each with 50% ownership interests as tenants-in-common, sold six retail properties leased to Wal-Mart Stores, Inc. for $14,891,154, net of costs, of which the Company's share was $7,445,577. The Company used $5,984,791 to satisfy its share of the outstanding balance of the mortgage loan. In connection with the sale, the Company recognized a gain of $1,082,409.

Note 6. Accounting Pronouncement:

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on the Company.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION And RESULTS OF OPERATIONS


The following information should be read in conjunction with Corporate Property Associates 10 Incorporated's ("CPA(R):10") condensed consolidated financial statements and notes thereto as of September 30, 2001, included in this quarterly report, and CPA(R):10's Annual Report on Form 10-K for the year ended December 31, 2000. This quarterly report contains forward-looking statements. Such statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or the objectives and plans of CPA(R):10 will be achieved.

RESULTS OF OPERATIONS:

Net income for the three-month and nine-month periods ended September 30, 2001 increased by $1,488,000 and $2,292,000, respectively, as compared with net income for the three-month and nine-month periods ended September 30, 2000. The results for 2001 include a net gain on sales of real estate of $1,044,000. Additionally, the results for 2000 included an impairment loss, a noncash charge, of $226,000 recorded in connection with the writedown of a property. Excluding the effects of the impairment loss and net gains on sale of properties, income would have reflected increases of $179,000 and $1,045,000 for the comparable three-month and nine-month periods. The increases in income for both the three-month and nine-month periods were primarily due to increases in lease revenues (rental income and interest income from direct financing leases) and decreases in interest and property expenses.

The increase in lease revenues was due to several scheduled rent increases in 2000 and 2001, including leases with EnviroWorks, Inc., The Titan Corporation, Information Resource Incorporated ("IRI"), and Electronic Data Systems Corporation. The decrease in interest expense was primarily due to the December 2000 refinancing of the mortgage loan on the IRI property at a lower rate of interest. The decrease in property expense was due, in part, to lower carrying costs on properties. Between December 1999 and June 2001, CPA(R):10 sold three vacant properties for which it had been paying real estate taxes and insurance premiums. In addition, CPA(R):10 entered into a net lease with Xerox Corporation in June 2001 for a property in Hot Springs, Arkansas that had been vacant.

CPA(R):10 owns a 23.7% interest in Marcourt Investments Inc., which net leases 13 Courtyard by Marriott hotels to Marriott International, Inc. The lease with Marriott includes a provision for additional rents based on a percentage of sales, including room revenues, in excess of a specified amount at the hotel properties. Since the inception of the lease in 1992, the percentage of sales rents have increased each year. CPA(R):10 received a distribution in 2001 of $326,000 from Marcourt as its share of percentage of sales rents in 2001. Due to current economic conditions, there is no assurance that such rents will continue to increase. CPA(R):10 has leases with Kmart Corporation for three retail stores that also include percentage of rent provisions. The percentage of sales rents from the Kmart leases contribute annual revenues of approximately $365,000.

As a result of the sale of six Wal-Mart Stores, Inc. properties in September 2001, CPA(R):10's annual lease revenues will decrease by approximately $1,040,000 (including percentage of sales rents of $280,000 in 2000). Annual debt service on the mortgage loans on the Wal-Mart properties was $781,000, and, as a result, annual cash flow (lease revenues less mortgage debt service) contributed by the Wal-Mart properties was approximately $259,000. The initial terms of the Wal-Mart leases were scheduled to expire in 2008.

FINANCIAL CONDITION:

Management believes that CPA(R):10 will generate sufficient cash from operations and, if necessary, from the proceeds of mortgage financings, to meet its short-term and long-term liquidity needs.

CPA(R):10's cash balances have increased by $1,944,000 since December 31, 2000. Cash flows from operations of $6,784,000 were sufficient to fund dividends paid to shareholders of $4,087,000, distributions of $823,000 paid to the minority interests in two properties and scheduled mortgage principal payments of $1,224,000.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION And RESULTS OF OPERATIONS (Continued)


CPA(R):10's investing activities for the nine months ended September 30, 2001 include $8,051,000 of proceeds from the sale of a vacant property in Texarkana, Arkansas and the sale of six retail stores leased to Wal-Mart Stores, Inc. CPA(R):10 has used $344,000 to fund capital improvements, including a roof replacement at a property in Denton, Texas leased to Kmart and costs for a 96,000 sq. ft. vacant property in Austin, Texas which is in the process of being retrofitted. Costs to complete the retrofit and fund possible tenant improvement allowances are being evaluated and are estimated to be in excess of $750,000.

In addition to paying dividends to shareholders, distributions to minority interests and scheduled mortgage prepayments, CPA(R):10's financing activities included satisfying the mortgage loan on the Wal-Mart properties for $5,985,000 in connection with the sale of the properties. Since September 30, 2001, CPA(R):10 has refinanced the mortgage loan on the property leased to Warehouse Associates, which matured in 2001. During the fourth quarter, CPA(R):10 was able to refinance the Warehouse Associates properties for $9,500,000, and net of financing costs, pay off the existing mortgage and increase CPA(R):10's cash reserves by $2,295,000. Annual debt service on the new Warehouse Associates loan will approximate the debt service on the retired loan.

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain its REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring in order to enable Marcourt to retain its REIT status.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supersedes SFAS No.
121. SFAS No. 144 is effective January 1, 2002 and is not expected to have a significant impact on CPA(R):10.

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

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED


                                     PART II


Item 3. - Quantitative and Qualitative Disclosures about Market Risk

Approximately $50,267,000 of the Company's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of September 30, 2001 was 7.75%. There has been no material change since December 31, 2000.

(in thousands)

                      2001          2002            2003            2004            2005         Thereafter       Total   Fair Value
                     -------     -----------     -----------     -----------     -----------     -----------     -------  ----------
Fixed rate debt      $ 6,620     $     1,354     $     9,216     $     3,001     $     1,002     $    29,074     $50,267    $49,904
Weighted average
   interest rate       8.775%          9.279%          9.676%          9.674%          8.933%          7.995%
Variable rate debt   $   772              --              --              --              --              --     $   772    $   772

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 2001, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K:

     During the quarter ended September 30, 2001, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED






        11/12/01               By:   /s/ John J. Park
      -----------                   ----------------------------------------
          Date                           John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



        11/12/01               By:   /s/ Claude Fernandez
      -----------                   ----------------------------------
          Date                           Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)