Form 10-K405
period 2001-12-31
CORPORATE PROPERTY ASSOCIATES 10 INC
filed 2002-03-28
CIK 778214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended DECEMBER 31, 2001

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

CPA(R):10 has no active market for common stock at March 20, 2002.

Non-affiliates held 7,147,335 shares of common stock, $.001 Par Value outstanding at March 20, 2002.

                                     PART I

Item 1. Business.

Corporate Property Associates 10 Incorporated ("CPA(R):10") is a real estate investment trust ("REIT") that owns commercial properties leased to companies nationwide, primarily on a triple net basis. As of December 31, 2001, CPA(R):10's portfolio consisted of 46 properties leased to 14 tenants and totaling approximately 3.5 million square feet.

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

On December 14, 2001, CPA(R):10 entered into a merger agreement with Carey Institutional Properties Incorporated ("CIP(R)"), an affiliate. CIP(R) is also a REIT. If the transaction is approved by the holders of two-thirds of the outstanding shares of CPA(R):10 and CIP(R), CPA(R):10 will merge with and into CIP(R) and CPA(R):10 will cease to exist. See "Developments During 2001" below.

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

Carey Asset Management Corp. provides both strategic and day-to-day management for CPA(R):10, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):10. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):10 functions as a fully integrated operating company. CPA(R):10 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):10 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated. Carey Asset Management Corp. is a wholly-owned subsidiary of W.P. Carey & Co. LLC, a publicly-traded company on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):10's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2001, CPA(R):10 had no employees. Carey Asset Management Corp. employs 25 individuals who perform services for CPA(R):10.

BUSINESS OBJECTIVES

CPA(R):10's objectives are to:

      - pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;
      -     provide inflation protected income;
      - purchase and own a diversified portfolio of net-leased real estate that will increase in value; and
      - increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CPA(R):10 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CIP(R) intends its portfolio to be diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2001

In June 2001, CPA(R):10 sold its interest in a vacant property in Texarkana, Arkansas for $625,000, less closing costs. With the sale of the Texarkana property, all of the properties that were formerly leased to Harvest Foods, Inc. are either currently subject to net leases or have been sold.

In September 2001, CPA(R):10 and CIP(R), each with 50% ownership interests as tenants-in-common, sold six retail properties leased to Wal-Mart Stores, Inc. ("Wal-Mart") for $14,891,864, net of costs, of which CPA(R):10's share was $7,445,932. CPA(R):10 used $5,984,791 to satisfy its share of the outstanding balance of the mortgage loan. Annual rent from the Wal-Mart leases, including percentage of sales rent for the last full year, was $1,039,264.

CPA(R):10 leases three retail stores to Kmart Corporation ("Kmart") which provided annual rent, including percentage of sales rents, of $906,507 in 2001. In January 2002, Kmart declared bankruptcy. On March 8, 2002, Kmart announced it was planning to close 284 of its 2114 stores. Although none of CPA(R):10's stores were included in the announcement, it is possible that Kmart will close additional stores.

In 2001, CPA(R):10 and CIP(R), another non-traded REIT managed by W. P. Carey & Co. LLC, entered into a merger agreement providing for the merger of CPA(R):10 with and into CIP(R). Under the terms of the merger, CIP(R)will be the surviving company and will retain the same board of directors and officers.

As a result of the merger, the combined company:

      -     will have greater geographic and tenant diversification;
      - will realize economies of scale and greater operating and tenant synergies;
      -     will have a larger total asset value of more than $715 million; and
      - will have a stronger balance sheet and enhanced financial flexibility.

Under the terms of the merger, CPA(R):10 stockholders will have the option of receiving either 0.8445 of a share of newly issued CIP(R) common stock for each CPA(R):10 common share that he or she owns, or, upon election by the shareholders who owned shares on as of December 13, 2001, a promissory note bearing interest at the annual rate of 4% payable on December 31, 2004 for $11.23 per share of CPA(R):10 common stock. Shareholders who became shareholders of record after December 13, 2001 or those who do not vote in favor of the merger will not have the option to receive a promissory note and will receive CIP(R) common stock in the merger.

The merger is conditioned upon several events, including approval by holders of two-thirds of the outstanding shares of CPA(R):10 and CIP(R) and holders of at least a majority of the CPA(R):10 shareholders electing to receive CIP(R) shares.

STRATEGY

CPA(R):10 has invested a total of $126,025,000 in net leased properties. CPA(R):10 owns a total of 46 properties, all but one of which are subject to net leases. Carey Asset Management Corp. strategy in structuring its net lease investments in CPA(R):10's portfolio was to:

      - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;
      -     enhance current returns by utilizing varied lease structures;
      - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and
      - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock. As of December 31, 2001, CPA(R):10 does not hold warrant positions in any tenants.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):10 uses leverage, generally limited recourse mortgage financing, when available on favorable terms. As of December 31, 2001, CPA(R):10 has approximately $52,868,000 in property-level debt outstanding. These mortgage obligations mature between the present time and 2013 and have interest rates between 7.6% and 10.125%. Carey Asset Management Corp. continually seeks opportunities and considers alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

HOLDING PERIOD

CPA(R):10 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):10 shareholders. If the proposed merger with CIP(R) is not approved, the board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidity strategy based on what is likely to result in the greatest value for the shareholders.

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

INDUSTRY SEGMENT

CPA(R):10 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2001, three lessees represented 10% or more of the total operating revenue of CPA(R):10: Marriott International, Inc.- 26%, Information Resources Incorporated- 19% and Titan Corporation - 13%.

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

      We depend on major tenants.

      Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our consolidated rental revenues. Our five largest tenants/guarantors, which occupy 20 properties, represent 76% of annualized revenues. The default, financial distress or bankruptcy of any of these five tenants could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies in the respective properties, which would reduce our revenues until the affected property is re-let, and could decrease the ultimate sale value of each such property.

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

      A significant number of our properties are subject to mortgages with balloon payments. Scheduled balloon payments for the next five years are as follows:

            2002 - None;
            2003 - $ 6.5 million;
            2004 - $ 2.0 million;
            2005 - None; and
            2006 - $1.9 million.

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

            2002 -       3%
            2003 -       0%
            2004 -       0%
            2005 -      18%
            2006 -       3%.

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

      Completion of the Merger is contingent upon several factors.

      The merger cannot be completed without the affirmative vote of the holders of two-thirds of the shares of CPA(R):10 common stock. Also, CPA(R):10 and CIP(R) will not complete the merger if the holders of more than 50% of the CPA(R):10 common stock elect to receive a promissory note instead of CIP(R) shares in the merger. We cannot guaranty that either of these conditions will be met. Additional conditions to the closing of the merger are described in the joint proxy statement/prospectus to be distributed to shareholders in connection with their approval of the merger.

Item 2. Properties.

Set forth below is certain information relating to the Company's properties owned as of December 31, 2001.

                                                                                       SHARE OF
                                                                           RENT PER    CURRENT
LEASE OBLIGOR/                            OWNERSHIP             SQUARE      SQUARE      ANNUAL   INCREASE
   LOCATION                              INTEREST(1)            FOOTAGE      FOOT      RENTS(2)   FACTOR   LEASE TERM  MAXIMUM TERM
-----------------------------------------------------------------------------------------------------------------------------------
MARRIOTT INTERNATIONAL, INC.(3, 4)
 Irvine, Sacramento and San Diego,
 CA; Orlando, FL (2); Des Plaines,      23.67% interest
 IL; Indianapolis, IN;                  in a real estate
 Louisville, KY; Linthicum, MD;         investment trust       1,115,923    17.22     4,549,573   Stated    Feb. 2012    Feb. 2032
 Newark, NJ; Albuquerque, NM;           owning land and
 Las Vegas, NV; Spokane, WA             buildings

INFORMATION RESOURCES, INC.(3)
                                        66.67% interest in a
                                        limited partnership
 Chicago, IL                            owning land and          252,000    19.57     3,287,700     CPI     Oct. 2005    Oct. 2015
                                        buildings

TITAN CORPORATION(3)
                                        81.46% interest in a
                                        limited partnership
 San Diego, CA                          owning land and          166,403    16.43     2,226,673     CPI     Jul. 2007    Jul. 2023
                                        building

NEW WAI, L.P./WAREHOUSE ASSOCIATES(3)
 Lima, OH                                     100%               534,108     3.10     1,653,683     CPI     Mar. 2016    Mar. 2041

ENVIRO WORKS, INC.(3)
 Apopka, FL                                   100%               374,829     4.00     1,499,331     CPI     Mar. 2010    Mar. 2035

KMART CORPORATION(4)                                                                               % of
 Citrus Heights, CA; Denton, TX;              100%               280,062     3.24       906,507    Sales     May 2006     May 2006
 Drayton Plains, MI

CHILDTIME CHILDCARE, INC.(3)
 Chandler and Tucson, AZ; Alhambra,
 Chino, Garden Grove and Tustin,
 CA; Westland (2) and Sterling              66.07%                83,639    15.47       854,856     CPI     Jan. 2016    Jan. 2041
 Heights, MI; Carrollton,
 Duncanville and Lewisville, TX

ELECTRONIC DATA SYSTEMS CORPORATION(3)
   Louisville, CO                              20%               403,871     7.87       635,946     CPI     Dec. 2014    Dec. 2034

US WEST COMMUNICATIONS, INC.
 Scottsdale, AZ                               100%                 4,460    59.69       266,237   Stated    Feb. 2002    Feb. 2017

AFFILIATED FOODS SOUTHWEST, INC.
 Hope and Little Rock (3), AR                  50%               144,352     2.81       202,567     CPI     Mar. 2007    Mar. 2037

                                                                                       SHARE OF
                                                                           RENT PER    CURRENT
LEASE OBLIGOR/                            OWNERSHIP             SQUARE      SQUARE      ANNUAL   INCREASE
   LOCATION                              INTEREST(1)            FOOTAGE      FOOT      RENTS(2)   FACTOR   LEASE TERM  MAXIMUM TERM
-----------------------------------------------------------------------------------------------------------------------------------

KROGER CO.
 Conway and North Little Rock, AR              50%                78,075     5.30       206,806     CPI     Feb. 2017    Feb. 2037

SAFEWAY STORES INCORPORATED                                                                        % of
 Broken Arrow, OK                              50%                50,340     5.63       141,750    Sales    Jan. 2008    Jan. 2033

XEROX CORPORATION                              50%                36,850     4.12        75,911   Stated     May 2011     May 2021
PHOTO CENTER                                   50%                   700     6.86         2,400    None         Monthly renewals
                                                                  ------                 ------
 Hot Springs, AR                                                  37,550                 78,311

VACANT
 Austin, TX                                    50%               177,776

      1. Percentage of ownership in land and building, except as noted. If ownership is less than 100%, ownership is a tenant-in-common, unless otherwise indicated
      2. Share of current annual rents is the product of the square footage, the rent per square foot, and the ownership interest percentage.
      3.  These properties are encumbered by mortgage notes payable.
      4.  Includes percentage of sales rents.

Item 3. Legal Proceedings.

As of the date hereof, CPA(R):10 is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Information with respect to Registrant's common stock is hereby incorporated by reference to page 20 of the Company's Annual Report contained in Appendix A.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $52,868,000 of CPA(R):10's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. CPA(R):10 had no variable rate debt as of December 31, 2001. The interest on the fixed rate debt as of December 31, 2001 ranged from 7.6% to 10.125%.

(in thousands)

                           2002     2003     2004     2005     2006    Thereafter    Total    Fair Value
                           ----     ----     ----     ----     ----    ----------    -----    ----------
Fixed rate debt           $1,535   $9,412   $3,212   $1,234   $3,166    $34,309     $52,868    $52,467
Weighted average
    interest rate         9.162%   9.647%   9.582%   8.811%   9.240%     7.950%
Variable rate debt          --       --       --       --       --         --          --         --

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 7 to 19 of the Company's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.
 (ii) Consolidated Balance Sheets as of December 31, 2000 and 2001.
(iii) Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.
 (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.
  (v) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.
 (vi) Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The current Directors, their ages, the year of election of each of the board of directors, their principal occupations during the past five years or more, and directorships of each in public companies in addition to CPA(R):10, are as follows:

WM. POLK CAREY
AGE: 71
DIRECTOR SINCE: 1993

Mr. Carey serves as Chairman of the Board of CPA(R):10. He has been Chairman and Chief Executive Officer of W.P. Carey & Co., Inc. since 1973, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W. P. Carey & Co., Inc. in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb, Rhoades & Co. (now Lehman Brothers), and head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School, Mr. Carey also received a Sc. D. honoris causa from Arizona State University and is a Trustee of The Johns Hopkins University and other educational and philanthropic institutions. He served for many years on the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. In the fall of 1999, Mr. Carey was Executive-in-Residence at Harvard Business School. He also serves as Chairman of the Board and Chief Executive Officer of W. P. Carey & Co. LLC, CPA(R):10's advisor, Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and W. P. Carey International LLC.

RALPH G. COBURN
AGE: 92
DIRECTOR SINCE: 1993

Mr. Coburn, Rear Admiral USNR (Ret.), is former President and Chief Executive Officer of Hubbard Real Estate Investments (now Urstadt Biddle Properties), an equity REIT sponsored by Merrill Lynch and listed on the New York Stock Exchange. He was also Senior Vice President and a director of Merrill Lynch Hubbard, Inc. specializing in real estate and corporate finance. At Merrill Lynch Hubbard's predecessor corporation, Admiral Coburn has been engaged in a diversity of real estate activity for more than 30 years. A graduate of Harvard College, Harvard Law School and the Naval War College, Admiral Coburn previously served as managing director of the National Association of Real Estate Investment Trusts, Washington, D.C. Admiral Coburn also serves as a director of CIP(R) and CPA(R):12.

WILLIAM RUDER
AGE: 80
DIRECTOR SINCE: 1997

Mr. Ruder is Chairman of the Board of William Ruder Incorporated, a consulting firm founded in 1981. From 1948 to 1981, Mr. Ruder was in partnership with David Finn at the firm of Ruder & Finn, an international public relations company. He is a former Assistant Secretary of Commerce of the United States and has served on the boards of directors of the United Nations Association of the United States of America, and Junior Achievement and on the Council on Economic Priorities and is a Trustee of the Committee for Economic Development. He is a member of the Board of Overseers of the Wharton School of the University of Pennsylvania and has also served as a consultant to the Communications Advisory Board to the White House Press Secretary, the Committee for Economic Development and the Office of Overseas Schools for the U.S. State Department. Mr. Ruder is a Tobe Lecturer at Harvard Graduate School of Business and is associated with several other business, civic and cultural organizations. He received a B.S.S. degree from the City College of New York. Mr. Ruder served as a director of W.P. Carey & Co., Inc. from 1987 to 1990. He also is a director of CPA(R):12 and CPA(R):14.

GEORGE E. STODDARD
AGE: 85
DIRECTOR SINCE: 1997

Mr. Stoddard was, until 1979, officer-in-charge of the Direct Placement Department of The Equitable Life Assurance Society of the United States ("Equitable"), with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School. Mr. Stoddard serves as a director and Senior Executive Vice President of W. P. Carey & Co. LLC and chairman of its investment committee. Mr. Stoddard is also a director of CIP(R), CPA(R):12, CPA(R):14 and CPA(R):15.

WARREN G. WINTRUB
AGE: 68
DIRECTOR SINCE: 1997

Mr. Wintrub retired in 1992 from Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) after 35 years. Mr. Wintrub was elected a partner in Coopers and Lybrand in 1963, specialized in tax matters and served on that firm's Executive Committee from 1976 to 1988 and as Chairman of its Retirement Committee from 1979 to 1992. Mr. Wintrub holds a B.S. degree from Ohio State University and an LL.B. from Harvard Law School. He currently serves as a director of Chromcraft Revington, Inc. and Getty Realty Co. Mr. Wintrub is also a director of CPA(R):14 and CPA(R):15.

The executive officers who are not directors, their principal occupations during the past five years or more, and directorships of each in public companies in addition to CPA(R):10, are as follows:

ANNE R. COOLIDGE
AGE: 33

Ms. Coolidge, President, joined W. P. Carey & Co. Inc., in 1993, as Assistant to the Chairman and was elected to Executive Director in March 2000. Ms. Coolidge founded the London office which she headed from April 1999 to February 2001. She received an AB from Harvard College and an MBA from Columbia University's Graduate School of Business. She is also on the board of Jetora, Inc., management company to LivingNexus, LLC, a provider of property management software to the real estate industry. Ms. Coolidge is also President of CPA(R):15.

GORDON F. DUGAN
AGE: 35

Mr. DuGan, Executive Vice President, currently also serves as President, Chief Acquisitions Officer and director of W. P. Carey & Co. LLC. Mr. DuGan joined W.
P. Carey & Co. as Assistant to the Chairman in 1988, and in 1995 was elevated to Senior Vice President in the Acquisitions Department. From October 1995 until February 1997, he was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer. Mr. DuGan rejoined W.P. Carey & Co. as Deputy Head of Acquisitions in February 1997, and was elected to Executive Vice President and Managing Director in June 1997, and was elevated to President in 1999. Mr. DuGan serves as Trustee of the W. P. Carey Foundation. He also serves on the Board of the New York Pops and is a member of the Young Presidents Organization. Mr. DuGan received his BS degree in Economics from the Wharton School at the University of Pennsylvania.

JOHN J. PARK
AGE: 37

Mr. Park, Managing Director and Chief Financial Officer, is also a Managing Director and Chief Financial Officer of W. P. Carey & Co. LLC. Mr. Park became a First Vice President of W. P. Carey & Co., Inc. in April 1993 and a Senior Vice President in October 1995. Mr. Park joined W. P. Carey & Co., Inc. as an Investment Analyst in December 1987 and became a Vice President in July 1991. Mr. Park received a B.S. in Chemistry from Massachusetts Institute of Technology in 1986 and an M.B.A. in Finance from the Stern School of New York University in 1991.

Item 11. Executive Compensation.

CPA(R):10 has no employees. Day-to-day management functions are performed by Carey Asset Management Corp. Please see the section titled "Certain Relationships and Related Transactions" for a description of the contractual arrangement between CPA(R):10 and Carey Asset Management Corp.

During 2001, CPA(R):10 paid no cash compensation to any of its executive officers.

During 2001, the directors as a group received fees of $45,000. William P. Carey and George E. Stoddard did not receive compensation for serving as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

"Beneficial Ownership" as used herein has been determined in accordance with the rules and regulations of the Securities and Exchange Commission and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person. As of March 31, 2002, we know of no shareholder other than William P. Carey who owns beneficially 5% or more of the outstanding shares of CPA(R):10.

The following table shows how many shares of CPA(R):10's common stock the directors and executive officers owned as of March 31, 2001. William P. Carey owned 6.89% of the common stock. No other director or executive officer beneficially owned more than 1% of the common stock. The directors and executive officers as a group owned 6.47% of the common stock.

Director and Officer Stock Ownership:

                                                          Shares of Common Stock
Name                                                        Beneficially Owned
----                                                        ------------------
William P. Carey                                                 448,812(1)

Ralph G. Coburn                                                    1,000

William Ruder                                                      2,500

George E. Stoddard                                                   500

Warren Wintrub                                                     1,000

Anne R. Coolidge                                                   2,500

Gordon F. DuGan                                                   18,626

John J. Park                                                       8,692

Directors & Executive Officers as a Group (13 Persons)           492,972(2)

(1) Includes 374,252 shares owned by Carey Property Advisors, L.P., 13,310 shares owned by W. P. Carey & Co., Inc., 41,250 shares owned by W. P. Carey Foundation, a charitable foundation of which Mr. Carey is Chairman, and 20,000 shares owned by Carey Asset Management. The inclusion of these shares in the table shown above is not to be construed as a representation that Mr. Carey beneficially owns such shares.

(2) Includes 8,692 shares owned by Claude Fernandez and 650 shares owned by Stephen H. Hamrick.

Item 13. Certain Relationships and Related Transactions.

Wm. Polk Carey, is Chairman of CPA(R):10's Board of Directors. During 2001, CPA(R):10's Advisor, Carey Asset Management Corp., a Delaware corporation and wholly owned subsidiary of W. P. Carey & Co. LLC, of which Wm. Polk Carey is Chairman of the Board and CEO, was retained by CPA(R):10 to provide advisory services in connection with identifying and analyzing prospective property investments as well as providing day-to-day management services to CPA(R):10. For the services provided to CPA(R):10, the Advisor earns an asset management fee and a performance fee, each equal to a percentage of the average invested assets of CPA(R):10 for the preceding month, payable monthly. The payment of the performance fee, however, is subordinated to specified returns to shareholders. During 2001, asset management fees earned by the advisor were $810,291. No performance fees were earned by the Advisor in 2001. During 2001, the Advisor earned mortgage placement fees totaling $265,842.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1.    Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

                        Report of Independent Accountants.

                        Consolidated Balance Sheets as of December 31, 2000 and 2001.

                        Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001.

                        Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.

                        Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

                        Notes to Consolidated Financial Statements.

                  The consolidated financial statements are hereby incorporated by reference to pages 7 to 19 of the Company 's Annual Report contained in Appendix A.

      (a)   2.    Financial Statements of Material Equity Investee:

                        Marcourt Investments Incorporated

                        Report of Independent Accountants.

                        Balance Sheets, December 31, 2000 and 2001.

                        Statements of Income for the years ended December 31, 1999, 2000 and 2001.

                        Statements of Shareholders' Equity for the years ended December 31, 1999, 2000 and 2001.

                        Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.

                        Notes to Financial Statements.

                        Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001 of Marcourt Investments Incorporated.

                        The financial statements of material equity investees are contained herewith in Item 14 on pages 16 to 24.

                        The separate financial statements of material equity investees have been audited as of December 31, 2001 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

      (a)   3.    Financial Statement Schedule:

                        The following schedule is filed as a part of this
                        Report:

                              Report of Independent Accountants.

                              Schedule III -Real Estate and Accumulated
                              Depreciation as of December 31, 2001.

                              Notes to Schedule III.

                        Schedule III and notes thereto are contained here in on pages 36 to 39 of this Form 10-K. A Financial Statement Schedule of the Company's Material Equity Investee is contained herewith in Item 14.

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

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Marcourt Investments Incorporated:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(2) on page 14 present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the schedule of real estate and accumulated depreciation listed in the index appearing under Item 14(a)(2) on page 14 represents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 11, 2002

                        MARCOURT INVESTMENTS INCORPORATED

                                 BALANCE SHEETS
                           December 31, 2000 and 2001

                                                             2000           2001
                                                             ----           ----
         ASSETS:

Net investment in direct financing lease                 $148,246,488   $148,056,251
Cash and cash equivalents                                      24,100        159,667
Other assets                                                  506,783        475,130
                                                         ------------   ------------
            Total assets                                 $148,777,371   $148,691,048
                                                         ============   ============

         LIABILITIES and SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                   $ 89,823,343   $ 85,178,685
Accrued interest payable                                    1,295,736      1,228,867
Accounts payable and accrued expenses                          39,300         27,500
Accounts payable to affiliates                                 91,474         15,246
State and local taxes payable                                  18,500         14,364
                                                         ------------   ------------
            Total liabilities                              91,268,353     86,464,662
                                                         ------------   ------------

Commitments and contingencies

Shareholders' Equity:
Common stock, Class A; $.01 par value; authorized,
    999,750 shares; issued and outstanding,
    369,850 shares; Class B; $.01 par value;
    authorized, 250 shares; issued and outstanding,
    150 shares                                                  3,700          3,700
Additional paid-in capital                                 36,996,300     36,996,300
Retained earnings                                          20,509,018     25,226,386
                                                         ------------   ------------
            Total shareholders' equity                     57,509,018     62,226,386
                                                         ------------   ------------

            Total liabilities and shareholders' equity   $148,777,371   $148,691,048
                                                         ============   ============

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 2000 and 2001

                                                  1999          2000          2001
                                                  ----          ----          ----
Revenue:
  Interest income on direct financing lease   $17,676,988   $17,657,881   $17,636,625
  Percentage rents                              1,165,455     1,210,640     1,393,980
  Other income                                        513        19,624           954
                                              -----------   -----------   -----------
                                               18,842,956    18,888,145    19,031,559
                                              -----------   -----------   -----------

Expenses:
  Interest on mortgages                        10,024,907     9,608,615     9,147,331
  General and administrative                       63,179        69,346       135,307
  State and local taxes                            18,566        60,100         4,096
                                              -----------   -----------   -----------
                                               10,106,652     9,738,061     9,286,734
                                              -----------   -----------   -----------

        Net income                            $ 8,736,304   $ 9,150,084   $ 9,744,825
                                              ===========   ===========   ===========

        Basic earnings per share of common
          stock, 370,000 common shares
          outstanding (Class A and Class B)   $     23.61   $     24.73   $     26.34
                                              ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1999, 2000 and 2001

                                      Additional
                             Common    Paid-in        Retained
                             Stock     Capital        Earnings          Total
                             -----     -------        --------          -----
Balance, December 31, 1998   $3,700   $36,996,300   $ 12,834,906      49,834,906

Dividends                                             (5,117,093)     (5,117,093)

Net income                                             8,736,304       8,736,304
                             ------   -----------   ------------    ------------

Balance, December 31, 1999    3,700    36,996,300     16,454,117      53,454,117

Dividends                                             (5,095,183)     (5,095,183)

Net income                                             9,150,084       9,150,084
                             ------   -----------   ------------    ------------

Balance, December 31, 2000    3,700    36,996,300     20,509,018      57,509,018

Dividends                                             (5,027,457)     (5,027,457)

Net income                                             9,744,825       9,744,825
                             ------   -----------   ------------    ------------

Balance, December 31, 2001   $3,700   $36,996,300   $ 25,226,386    $ 62,226,386
                             ======   ===========   ============    ============

   The accompanying notes are an integral part of these financial statements.

                        MARCOURT INVESTMENTS INCORPORATED

                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 2000 and 2001

                                                                1999            2000            2001
                                                                ----            ----            ----
Cash flows from operating activities:
  Rentals received from lessee                              $ 18,992,305    $ 19,037,490    $ 19,220,842
  Interest paid on mortgage loans                            (10,011,999)     (9,604,335)     (9,152,614)
  Interest and other income received                                 513          19,624             954
  General and administrative expenses paid                       (50,589)        (91,719)       (223,335)
  Taxes paid                                                     (22,044)        (53,600)         (8,232)
  Other, net                                                     (33,425)           (897)        (29,933)
                                                            ------------    ------------    ------------
    Net cash provided by operating activities                  8,874,761       9,306,563       9,807,682
                                                            ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of securities                                              --          (2,772)             --
                                                            ------------    ------------    ------------
    Net cash used in investing activities                             --          (2,772)             --
                                                            ------------    ------------    ------------

Cash flows from financing activities:
  Dividends paid                                              (5,117,093)     (5,095,183)     (5,027,457)
  Payment of mortgage principal                               (3,785,273)     (4,192,937)     (4,644,658)
                                                            ------------    ------------    ------------
    Net cash used in financing activities                     (8,902,366)     (9,288,120)     (9,672,115)
                                                            ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents             (27,605)         15,671         135,567

Cash and cash equivalents, beginning of year                      36,034           8,429          24,100
                                                            ------------    ------------    ------------

Cash and cash equivalents, end of year                      $      8,429    $     24,100    $    159,667
                                                            ============    ============    ============

Reconciliation of net income to net cash provided by
  operating activities:
  Net income                                                $  8,736,304    $  9,150,084    $  9,744,825
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cash receipts on direct financing lease greater
      than revenues recognized                                   149,862         168,978         190,237
    Amortization of deferred interest                             67,369          64,626          61,586
    Increase in other assets                                     (33,425)        (86,754)        (29,933)
    Increase (decrease) in accounts payable and
      accrued expenses                                            14,590         (23,000)        (11,800)
    Decrease in accrued interest payable                         (54,461)        (60,345)        (66,869)
    (Decrease) increase in state and local taxes payable          (3,478)          6,500          (4,136)
    Increase (decrease) in accounts payable to affiliates         (2,000)         86,474         (76,228)
                                                            ------------    ------------    ------------
    Net cash provided by operating activities               $  8,874,761    $  9,306,563    $  9,807,682
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

2.    Summary of Significant Accounting Policies:

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

            Additional rentals based on a percentage of Marriott's sales in excess of the specified volume and increases in the consumer price index are generally included in income when reported to the Company, that is, after the level of sales requiring a rental payment to the Company is reached.

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

      Cash Equivalents:

            The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2000 and 2001, the Company had on deposit at two financial institutions substantially all of its cash and cash equivalents.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

      Federal Income Taxes:

            The Company is qualified as a REIT as of December 31, 2001 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets other conditions necessary to retain its REIT status. For the year ended December 31, 2001, the Company was not able to distribute 90% of its REIT taxable income, and was subject to a federal excise tax of approximately $35,000, based on a shortfall in distributions of approximately $760,000. The Company projects that it will not be able to distribute 90% of its REIT taxable income in future years, which may impair its ability to retain its REIT status, however, pursuant to the terms of the Company's Shareholder Agreement, the Company will declare consent dividends to maintain REIT status and each shareholder is obligated to include its allocable share of any consent dividend declared in its taxable income.

      Other Assets:

            Included in other assets are deferred charges which resulted from increased interest obligations on the Company's mortgage notes paid in a prior period and are being amortized on an effective interest method over the remaining term of the mortgage notes. The Company owns shares in a private company which are recorded at a nominal cost.

      Earnings Per Share:

            The Company has a simple capital structure, that is, one with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the statements of income.

3.    Transactions with Related Parties:

      An affiliate of W.P. Carey & Co. LLC ("W.P. Carey") is the advisor to two shareholders whose ownership interest in the Company represents approximately 47% of the Company's outstanding shares. The Company has entered into a service agreement with W. P. Carey which has been engaged to perform various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W.P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 1999, 2000 and 2001, the Company incurred expenses of $6,905, $378 and $3,138, respectively, under the agreement.

      Frontier Equity Partners II, Ltd. and an affiliate ("Frontier") own approximately 53% of the outstanding shares of the Company. The Company has also agreed to reimburse Frontier for certain costs incurred in connection with the physical inspection of the Company's leased properties. For the years ended December 31, 1999 and 2000, the Company incurred expenses of $12,015, $16,572, respectively, and none in 2001 in connection with reimbursement for such physical inspections.

4.    Net Investment in Direct Financing Lease:

      The net investment in the direct financing lease is summarized as follows:

                                                   2000           2001
                                                   ----           ----
      Minimum lease payments receivable        $196,095,350   $178,268,500
      Unguaranteed residual value               146,045,268    146,045,268
                                               ------------   ------------
                                                342,140,618    324,313,768
      Less, unearned income                     193,894,130    176,257,517
                                               ------------   ------------
                                               $148,246,488   $148,056,251
                                               ============   ============

      The anticipated minimum future rentals, exclusive of renewals and any rents based on percentage of sales, amount to $17,826,850 in each of the years 2002 through 2006 and aggregate $178,268,500 through 2011.

                        MARCOURT INVESTMENTS INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

5.    Mortgage Notes Payable:

      The Company's mortgage notes payable are collateralized by the Company's thirteen hotel properties and by the rights of assignment on the Company's master lease on the properties. $54,446,136 of the mortgage notes bear interest at a rate of 9.94% per annum and the remaining $30,732,549 bear interest at a rate of 11.18% per annum. The mortgage notes will fully amortize in November 2011. The note may be prepaid subject to a yield maintenance formula. As of December 31, 2001, the prepayment premium would be approximately $22,000,000 if the mortgage notes payable were prepaid in their entirety.

      Scheduled principal payments during each of the next five years following December 31, 2001 and thereafter are as follows:

            Year Ending December 31,
            ------------------------
              2002                                         $ 5,145,213
              2003                                           5,699,903
              2004                                           6,314,600
              2005                                           6,995,822
              2006                                           7,750,793
              Thereafter                                    53,272,354
                                                           -----------
                  Total                                    $85,178,685
                                                           ===========

6.    Dividend Paid:

      Dividends paid to shareholders consist of ordinary income and a return of capital for income tax purposes. For each of the three years ended December 31, 2001, dividends paid per share were reported as follows for income tax purposes:

                                            1999        2000        2001
                                            ----        ----        ----
            Ordinary income               $  13.71    $  13.77    $  13.58
            Return of capital                  .12          --          --
                                          --------    --------    --------
                                          $  13.83    $  13.77    $  13.58
                                          ========    ========    ========

7.    Disclosure About Fair Value of Financial Instruments:

      The fair value of the Company's mortgage notes payable at December 31, 2000 and 2001 is approximately $100,482,000 and $93,197,000, respectively. Based on projections of settlement costs, including prepayment

                        MARCOURT INVESTMENTS INCORPORATED

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 2001

                                       Initial Cost to Company
                                --------------------------------------      Cost         Increase
                                                                        Capitalized      in Net
                                               Personal                 Subsequent to    Invest-
   Description    Encumbrances      Land       Property    Buildings    Acquisition(a)   ments(b)      Total        Date Acquired
   -----------    ------------      ----       --------    ---------    -------------    --------      -----        -------------
Direct Financing
  Method:
Hotels leased to
  Marriott
  International,
  Inc.            $85,178,685   $27,559,637  $14,199,292  $104,241,071     $45,268      $2,010,983  $148,056,251  February 10, 1992
                  ===========   ===========  ===========  ============     =======      ==========  ============  =================

(a) Consists of acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more than the lease payments received.

(c) At December 31, 2001, the aggregate cost of real estate owned by Marcourt Investments Incorporated for Federal income tax purposes is $146,045,268.

(a)   4.    Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed with this Form 10-K are incorporated by reference.

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
 3.1     Articles of Incorporation of Registrant.                                  Exhibit 3(A) to Registration Statement
                                                                                   (Form S-11) No. 33-514

 3.2     Bylaws of Registrant.                                                     Exhibit 3(B) to Registration Statement
                                                                                   (Form S-11) No. 33-514

10.1     Advisory Agreement between Registrant and Carey Property Advisors.        Exhibit 10(B) to Registration Statement
                                                                                   (Form S-11) No. 33-514

10.2     Contract of Sale between Registrant and                                   Filed as Exhibit 10(E)(1) to Registrant's
         H MA Properties Co., L.P. ("H MA") dated August 24, 1990.                 Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.3     Special Warranty Deed from H MA to Registrant dated September 18,         Filed as Exhibit 10(E)(2) to Registrant's
         1990.                                                                     Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.4     Bill of Sale from H MA to Registrant dated September 18, 1990.            Filed as Exhibit 10(E)(3) to Registrant's
                                                                                   Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.5     Assignment and Assumption of Lease Agreement (between BetaWest            Filed as Exhibit 10(E)(4) to Registrant's
         Properties Inc. and The Mountain States Telephone and Telegraph           Post Effective Amendment No. 1 to Form
         Company ("Mountain Bell") dated December 16, 1986) from H MA to           S-11
         Registrant dated September 18, 1990.

10.6     Agreement of Exchange and Sale ("Texas Agreement") by and among           Filed as Exhibit 10(F)(1) to Registrant's
         Joanne Talenfeld Rubinoff, both individually and as Trustee of the        Post Effective Amendment No. 1 to Form
         Murray A. Talenfeld Residuary Trust (collectively "Denton Seller"),       S-11
         Registrant and the E.H. Talenfeld Real Estate Company ("Agent")
         dated September 28, 1990.

10.7     Agreement of Sale between D/S St. Lucis Joint Venture and Registrant      Filed as Exhibit 10(F)(2) to Registrant's
         ("Florida Agreement") dated October 8, 1990.                              Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.8     Assignment of Florida Agreement from Registrant to Seller dated           Filed as Exhibit 10(F)(3) to Registrant's
         October 8, 1990.                                                          Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.9     Assignment of Texas Agreement from Registrant to Denton (TX) QRS          Filed as Exhibit 10(F)(4) to Registrant's
         10-2, Inc. ("Denton QRS"), a Texas corporation and wholly-owned           Post Effective Amendment No. 1 to Form
         subsidiary of Registrant, dated October 19, 1990.                         S-11

10.10    Purchase and Sale Agreement between HRE Properties ("HRE") and            Filed as Exhibit 10(G)(1) to Registrant's
         Registrant regarding properties in Citrus                                 Post Effective

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
         Heights, California (the "K mart California Property) and Drayton         Amendment No. 1 to Form S-11
         Plains, Michigan (the "K mart Michigan Property").

10.11    Grant Deed from HRE to Registrant for the K mart California Property.     Filed as Exhibit 10(G)(2) to Registrant's
                                                                                   Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.12    Deed from HRE to Registrant for the K mart Michigan Property.             Filed as Exhibit 10(G)(3) to Registrant's
                                                                                   Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.13    Assumption and Assignment Agreement between HRE and Registrant            Filed as Exhibit 10(G)(4) to Registrant's
         regarding the Lease Agreement between HRE and S.S. Kresge Company         Post Effective Amendment No. 1 to Form
         (n/k/a K mart Corporation) ("K mart") for property located in Citrus      S-11
         Heights, California (the "K mart California Lease") dated March 16,
         1976.

10.14    Assumption and Assignment Agreement between HRE and Registrant            Filed as Exhibit 10(G)(5) to Registrant's
         regarding the Lease Agreement between HRE and S.S. Kresge Company         Post Effective Amendment No. 1 to Form
         for property located in Drayton Plains, Michigan (the "K mart             S-11
         Michigan Lease") dated March 16, 1976.

10.15    Assignment of Leases and Rents of the K mart California Property          Filed as Exhibit 10(G)(6) to Registrant's
         from Registrant to New England Mutual Life Insurance Company ("New        Post Effective Amendment No. 1 to Form
         England").                                                                S-11

10.16    Assignment of Leases and Rents of the K mart Michigan Property from       Filed as Exhibit 10(G)(7) to Registrant's
         Registrant to New England.                                                Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.17    Guaranty of Performance dated September 27, 1990 by Registrant, as        Filed as Exhibit 10(H)(1) to Registrant's
         Guarantor, to the Mutual Life Insurance Company of New York ("MONY").     Post Effective Amendment No. 1 to Form
                                                                                   S-11

10.18    General Warranty Deed from Gerber Children's Centers Inc. ("Gerber")      Filed as Exhibit 10(I)(1) to Registrant's
         to Registrant and Corporate Property Associates 9, L.P. ("CPA(R):9")      Post Effective Amendment No. 2 to Form
         for the Chandler, Arizona Gerber property.                                S-11

10.19    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(2) to Registrant's
         Tucson, Arizona Gerber property.                                          Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.20    Corporation Grant from Gerber to Registrant and CPA(R):9 for the          Filed as Exhibit 10(I)(3) to Registrant's
         Alhambra, California Gerber property.                                     Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.21    Corporation Grant from Gerber to Registrant and CPA(R):9 for the          Filed as Exhibit 10(I)(4) to Registrant's
         Chino, California Gerber property.                                        Post Effective Amendment No. 2 to Form
                                                                                   S-11

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
10.22    Corporation Grant from Gerber to Registrant and CPA(R):9 for the          Filed as Exhibit 10(I)(5) to Registrant's
         Garden Grove, California Gerber property.                                 Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.23    Corporation Grant from Gerber to Registrant and CPA(R):9 for the          Filed as Exhibit 10(I)(6) to Registrant's
         Tustin/Santa Ana, California Gerber property.                             Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.24    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(7) to Registrant's
         Sterling Heights, Michigan Gerber property.                               Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.25    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(8) to Registrant's
         Westland Michigan-I Gerber property.                                      Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.26    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(9) to Registrant's
         Westland Michigan-II Gerber property.                                     Post Effective Amendment No. 2 to Form
                                                                                   S-11

10.27    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(10) to
         Carrollton, Texas Gerber property.                                        Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.28    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(11) to
         Duncanville, Texas Gerber property.                                       Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.29    General Warranty Deed from Gerber to Registrant and CPA(R):9 for the      Filed as Exhibit 10(I)(12) to
         Lewisville, Texas Gerber property.                                        Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.30    Bill of Sale from Gerber to Registrant and CPA(R):9.                      Filed as Exhibit 10(I)(13) to
                                                                                   Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.31    Co-Tenancy Agreement between Registrant and CPA(R):9 as                   Filed as Exhibit 10(I)(14) to
         tenants-in-common on properties leased to Gerber.                         Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.32    Lease Agreement between Registrant and CPA(R):9, as landlord, and         Filed as Exhibit 10(I)(15) to
         Gerber, as Tenant.                                                        Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.33    Real Estate Note from Registrant and CPA(R):9 to Pan-American Life        Filed as Exhibit 10(I)(16) to
         Insurance Company ("Pan American").                                       Registrant's Post Effective Amendment No.
                                                                                   2 to Form S-11

10.34    Master Mortgage, Deed of Trust, Security Agreement and Assignment of      Filed as Exhibit 10(I)(17) to
         Leases, Rents and Profits by and among Registrant, CPA(R):9, Theodore     Registrant's Post Effective Amendment No.
         Tumminello, Chicago Title Agency of Arizona, Chicago Title Company        2 to Form S-11
         and Pan American.

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
10.35    Lease Agreement dated July 9, 1991 by and between Torrey Pines            Filed as Exhibit 10.1 to Registrant's
         Limited Partnership, a California limited partnership ("Torrey            Form 8-K dated July 25, 1991
         Pines"), as Landlord and The Titan Corporation ("Titan"), as Tenant.

10.36    $11,700,000.00 Promissory Note dated July 9, 1991 from Torrey Pines       Filed as Exhibit 10.2 to Registrant's
         as Borrower to The Northwestern Mutual Life Insurance Company             Form 8-K dated July 25, 1991
         ("Northwestern"), as Lender.

10.37    Deed of Trust and Security Agreement, dated July 9, 1991 between          Filed as Exhibit 10.3 to Registrant's
         Torrey Pines and Northwestern.                                            Form 8-K dated July 25, 1991

10.38    Absolute Assignment of Leases and Rents, dated July 9, 1991 from          Filed as Exhibit 10.4 to Registrant's
         Torrey Pines as Assignor to Northwestern as Assignee.                     Form 8-K dated July 25, 1991

10.39    Indemnity Agreement dated July 9, 1991 between Torrey Pines, CPA(R):9     Filed as Exhibit 10.5 to Registrant's
         and Registrant.                                                           Form 8-K dated July 25, 1991

10.40    Amended Advisory Agreement dated September 14, 1990.                      Filed as Exhibit 10(B)(2) to Registrant's
                                                                                   Post Effective Amendment No. 3 to Form
                                                                                   S-11

10.41    Lease between Marcourt Investments Incorporated ("Marcourt") and          Filed as Exhibit 10.1 to Registrant's
         CTYD III Corporation ("CTYD").                                            Form 8-K dated February 24, 1992

10.42    Series A-2 9.94% Secured Note from Marcourt to the registered owner       Filed as Exhibit 10.2 to Registrant's
         of note (Various Series A-1 9.94% Notes in an aggregate amount of         Form 8-K dated February 24, 1992
         $38,750,000, substantially in the form of the Series A-1 9.94% Note attached, were issued by Marcourt in connection with the Financing).

10.43    Series A-2 11.18% Secured Note from Marcourt to the registered owner      Filed as Exhibit 10.3 to Registrant's
         of the note (Various notes in an aggregate amount of $70,250,000,         Form 8-K dated February 24, 1992
         substantially in the form of the Series A-2 11.18% Note attached, were issued by Marcourt in connection with the Financing.

10.44    Indenture between Marcourt, as borrower, to First Fidelity Bank,          Filed as Exhibit 10.4 to Registrant's
         National Association, New Jersey, as trustee ("Trustee").                 Form 8-K dated February 24, 1992

10.45    Real Estate Deed of Trust from Marcourt to Albuquerque Title              Filed as Exhibit 10.5 to Registrant's
         Company, as trustee for benefit of the Trustee filed in New Mexico,       Form 8-K dated February 24, 1992
         securing Series A-1 9.94% Notes and Series A-2 11.18% notes allocated to Albuquerque, New Mexico Marriott property (Deeds of
         Trust or Mortgages substantially similar to this Deed of Trust were filed in all other jurisdictions in which Marriott Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1 9.94% Notes and Series A-2 11.18%
         Notes allocated to the Marriott Properties located in such other jurisdictions).


Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
10.46    Second Real Estate Deed of Trust from Marcourt to Albuquerque Title       Filed as Exhibit 10.6 to Registrant's
         Company as trustee for the benefit of the Trustee, filed in New           Form 8-K dated February 24, 1992
         Mexico, securing all Series A-1 9.94% Notes and Series A-2 11.18%
         Notes other than those notes allocated to the Albuquerque, New
         Mexico Marriott property (Deeds of trust or mortgages substantially similar to this Second Real Estate Deed of Trust were filed in all other jurisdictions in which the remaining Marriott Properties are located.  Such other deeds of trust or mortgages secure the principal amount of Series A-1 9.94% Notes and Series A-2 11.18%
         Notes allocated to all Marriott Properties not located in the jurisdiction in which such other deeds of trust were filed for recording).

10.47    Guaranty from the Registrant, Carey Institutional Properties              Filed as Exhibit 10.7 to Registrant's
         Incorporated ("CPA(R):11"), Trammell Crow Equity Partners II, Ltd.        Form 8-K dated February 24, 1992
         ("TCEP II") and PA/First Plaza Limited Partnership ("First Plaza")
         as guarantors, to the Trustee.

10.48    Shareholders Agreement between the Registrant, CPA(R):11, TCEP II and     Filed as Exhibit 10.8 to Registrant's
         First Plaza.                                                              Form 8-K dated February 24, 1992

10.49    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.10 to Registrant's
         in Ft. Smith, Arkansas.                                                   Form 8-K dated February 24, 1992

10.50    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.12 to Registrant's
         in Broken Arrow, Oklahoma.                                                Form 8-K dated February 24, 1992

10.51    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.13 to Registrant's
         in Weatherford, Oklahoma.                                                 Form 8-K dated February 24, 1992

10.52    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.14 to Registrant's
         in Center, Texas.                                                         Form 8-K dated February 24, 1992

10.53    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.15 to Registrant's
         in Groves, Texas.                                                         Form 8-K dated February 24, 1992

10.54    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.16 to Registrant's
         in Silsbee, Texas.                                                        Form 8-K dated February 24, 1992

10.55    Assignment and Assumptions of Lease Agreement for property located        Filed as Exhibit 10.17 to Registrant's
         in Vidor, Texas.                                                          Form 8-K dated February 24, 1992

10.56    Lease Amendments for the Ft. Smith, Arkansas and Weatherford, Oklahoma    Filed as Exhibit 10.18 to Registrant's
         properties.                                                               Form 8-K dated February 24, 1992


Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
10.57    Promissory Note from subsidiaries of the Registrant and CPA(R):11 to      Filed as Exhibit 10.19 to Registrant's
         The New England Mutual Life Insurance Company ("New England").            Form 8-K dated February 24, 1992

10.58    Mortgage/Deed of Trust from subsidiaries of the Registrant and            Filed as Exhibit 10.20 to Registrant's
         CPA(R):11 to New England encumbering the property in Ft. Smith,           Form 8-K dated February 24, 1992
         Arkansas.

10.59    Mortgage/Deed of Trust from subsidiaries of the Registrant and            Filed as Exhibit 10.21 to Registrant's
         CPA(R):11 to New England encumbering the property in Weatherford,         Form 8-K dated February 24, 1992
         Oklahoma.

10.60    Mortgage/Deed of Trust from subsidiaries of the Registrant and            Filed as Exhibit 10.22 to Registrant's
         CPA(R):11 to New England encumbering the properties in Center, Groves,    Form 8-K dated February 24, 1992
         Silsbee, and Vidor, Texas.

10.61    Lease Agreement between QRS 10-9 (AR), Inc. ("QRS 10-9") and QRS          Filed as Exhibit 10.1 to Registrant's
         11-2(AR), Inc. ("QRS 11-2") as landlord and Acadia Stores 63, Inc.        Form 8-K dated April 3, 1992
         ("Tenant") as tenant.

10.62    Co-Tenancy Agreement between QRS 10-9 and QRS 11-2.                       Filed as Exhibit 10.2 to Registrant's
                                                                                   Form 8-K dated April 3, 1992

10.63    Note of QRS 10-9 and QRS 11-2 to Second Lender.                           Filed as Exhibit 10.7 to Registrant's
                                                                                   Form 8-K dated April 3, 1992

10.64    Mortgage/Deed of Trust from QRS 10-9 and QRS 11-2 to Second Lender        Filed as Exhibit 10.8 to Registrant's
         for the following jurisdictions:                                          Form 8-K dated April 3, 1992
               a.  Arkansas
               b.  Louisiana
               c.  Mississippi

10.65    Purchase and Sale Agreement between Neoserv (CO) QRS 10-13, Inc.          Filed as Exhibit 10.1 to Registrant's
         ("QRS:10") and Neoserv (CO) QRS 11-8, Inc. ("QRS:11) as purchasers        Form 8-K dated October 29, 1992
         and Homart Development Co. ("Homart").

10.66    Co-Tenancy Agreement between QRS:10 and QRS:11.                           Filed as Exhibit 10.5 to Registrant's
                                                                                   Form 8-K dated October 29, 1992

10.67    Lease from QRS:10 and QRS:11 as lessor and Neodata Services, Inc.         Filed as Exhibit 10.6 to Registrant's
         ("Neodata") as lessee.                                                    Form 8-K dated October 29, 1992

10.68    Guaranty Agreement from Neodata Corporation as guarantor to QRS:10        Filed as Exhibit 10.7 to Registrant's
         and QRS:11.                                                               Form 8-K dated October 29, 1992

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
10.69    Promissory Note of QRS:10 and QRS:11 to Neodata.                          Filed as Exhibit 10.8 to Registrant's
                                                                                   Form 8-K dated October 29, 1992

10.70    Deed of Trust from QRS:10 and QRS:11 for benefit of Neodata.              Filed as Exhibit 10.9 to Registrant's
                                                                                   Form 8-K dated October 29, 1992

10.71    Construction Contract between QRS:10 and QRS:11 as owners and Austin      Filed as Exhibit 10.10 to Registrant's
         Commercial, Inc. ("Austin") as contractor.                                Form 8-K dated October 29, 1992

10.72    Guaranty from Austin to QRS:10 and QRS:11.                                Filed as Exhibit 10.11 to Registrant's
                                                                                   Form 8-K dated October 29, 1992

10.73    Construction Agency Agreement between QRS:10 and QRS:11 as owners         Filed as Exhibit 10.12 to Registrant's
         and Neodata as agent.                                                     Form 8-K dated October 29, 1992

10.74    Agreement of Purchase and Sale between Milestone Properties, Inc.         Filed as Exhibit 10.1 to Registrant's
         ("Milestone"), as seller, and Registrant.                                 Form 8-K dated April 12, 1993

21.1     Subsidiaries of Registrant as of March 15, 2002                           Filed herewith

23.1     Consent of PricewaterhouseCoopers LLP                                     Filed herewith

28.1     Lease Agreement between BetaWest Properties Inc. and Mountain Bell        Filed as Exhibit 28(A)(1) to Registrant's
         dated December 16, 1986.                                                  Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.2     Lease Agreement (the "K mart Texas Lease") between Clark Development      Filed as Exhibit 28(B)(1) to Registrant's
         Company - Denton ("Clark") and S.S. Kresge Company for property           Post Effective Amendment No. 1 to Form
         located in Denton, Texas (the "K mart Texas Property") dated              S-11
         February 9, 1977.

28.3     Assignment of the K mart Texas Lease from Clark to Murray A.              Filed as Exhibit 28(B)(2) to Registrant's
         Talenfeld and Joanne Talenfeld (n/k/a/ Joanne Talenfeld Rubinoff)         Post Effective Amendment No. 1 to Form
         dated December 14, 1976.                                                  S-11

28.4     Deed from Denton Seller to Denton QRS for the K mart Texas Property       Filed as Exhibit 28(B)(5) to Registrant's
         dated October 19, 1990.                                                   Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.5     Agreement for Assignment and Assumption of Real Property Lease from       Filed as Exhibit 28(B)(6) to Registrant's
         Denton Seller to Denton QRS dated October 19, 1990.                       Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.6     The K mart California Lease.                                              Filed as Exhibit 28(C)(1) to Registrant's
                                                                                   Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.7     The K mart Michigan Lease.                                                Filed as Exhibit 28(C)(2) to Registrant's
                                                                                   Post Effective Amendment No. 1 to Form S-11

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
28.8     Agreement of Limited Partnership dated September 21, 1990 between         Filed as Exhibit 28(D)(1) to Registrant's
         564 Randolph Co. #2 (564 Randolph) and North Clinton Corporation          Post Effective Amendment No. 1 to Form
         ("NCC").                                                                  S-11

28.9     Assignment of Partnership Interests dated September 27, 1990 from         Filed as Exhibit 28(D)(2) to Registrant's
         564 Randolph and NCC, as Assignors, to CPA(R):9 and QRS 10-1 (ILL),       Post Effective Amendment No. 1 to Form
         Inc. ("QRS 10-1"), as Assignees.                                          S-11

28.10    Amended and Restated Agreement of Limited Partnership dated               Filed as Exhibit 28(D)(3) to Registrant's
         September 27, 1990 between CPA(R):9 and QRS 10-1, joined by 564           Post Effective Amendment No. 1 to Form
         Randolph and NCC.                                                         S-11

28.11    Warranty Deed dated September 27, 1990 from 564 Randolph to               Filed as Exhibit 28(D)(4) to Registrant's
         Randolph/Clinton Limited Partnership ("Randolph/Clinton"), Trustee's      Post Effective Amendment No. 1 to Form
         Deed dated September 20, 1990 from American National Bank and Trust       S-11
         Company of Chicago to Randolph/Clinton, Trustee's Deed dated
         September 20, 1990 from LaSalle National Trust, N.A., as Successor
         Trustee to LaSalle National Bank, Trustee, to 564 Randolph.

28.12    Bill of Sale dated September 25, 1990 from 564 Randolph to                Filed as Exhibit 28(D)(5) to Registrant's
         Randolph/Clinton; Bill of Sale dated September 25, 1990 from NCC to       Post Effective Amendment No. 1 to Form
         Randolph/Clinton; Bill of Sale dated September 25, 1990 from              S-11
         Information Resources, Inc. ("IRI") to 564 Randolph.

28.13    $23,500,000 Note Secured by First Real Estate Lien dated September        Filed as Exhibit 28(D)(6) to Registrant's
         27, 1990 from Randolph/Clinton, as Maker, to MONY, as Payee.              Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.14    Mortgage and Security Agreement dated September 27, 1990 from             Filed as Exhibit 28(D)(7) to Registrant's
         Randolph/Clinton, as Mortgagor, to MONY, as Mortgagee.                    Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.15    Assignment of Lessor's Interest in Leases dated September 27, 1990        Filed as Exhibit 28(D)(8) to Registrant's
         from Randolph/Clinton, as Assignor, to MONY, as Assignee.                 Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.16    Lease Agreement dated September 27, 1990 between Randolph/Clinton,        Filed as Exhibit 28(D)(9) to Registrant's
         as Landlord, and IRI, as Tenant.                                          Post Effective Amendment No. 1 to Form
                                                                                   S-11

28.17    Assignment of Subleases and Rents dated September 27, 1990 from IRI,      Filed as Exhibit 28(D)(10) to
         as Assignor, and Randolph/Clinton, as Assignee.                           Registrant's Post Effective Amendment No.
                                                                                   1 to Form S-11

28.18    General Warranty Deed dated July 9, 1991 from Titan Linkabit              Filed as Exhibit 28.1 to Registrant's
         Corporation to Torrey Pines.                                              Form 8-K dated July 25, 1991

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
28.19    Bill of Sale dated July 9, 1991 from Titan Linkabit Corporation to        Filed as Exhibit 28.2 to Registrant's
         Torrey Pines.                                                             Form 8-K dated July 25, 1991

28.20    Guaranty from Harvest Foods, Inc., a Delaware corporation                 Filed as Exhibit 28.1 to Registrant's
         ("Harvest"), to QRS 10-9 and QRS 11-2.                                    Form 8-K dated April 3, 1992

28.21    Guaranty from Harvest Foods, Inc., an Arkansas corporation, to QRS        Filed as Exhibit 28.2 to Registrant's
         10-9 and QRS 11-2.                                                        Form 8-K dated April 3, 1992

28.22    Deeds from Safeway Inc. and Property development Associates to QRS        Filed as Exhibit 28.3 to Registrant's
         10-9 and QRS 11-2 for:                                                    Form 8-K dated April 3, 1992
               a.  Stores 179 and 258
               b.  255
               c.  269
               d.  4120

28.23    Deed from Acadia Stores 60, Inc. to QRS 10-9 and QRS 11-2 for             Filed as Exhibit 28.4 to Registrant's
         Corporate and Annex premises.                                             Form 8-K dated April 3, 1992

28.24    Deed from Acadia Stores 61, Inc. to QRS 10-9 and QRS 11-2 for Store       Filed as Exhibit 28.5 to Registrant's
         194.                                                                      Form 8-K dated April 3, 1992

28.25    Deeds from Acadia Stores 62, Inc. ("AS-62") to QRS 10-9 and QRS 11-2      Filed as Exhibit 28.6 to Registrant's
         for:                                                                      Form 8-K dated April 3, 1992
               a.  Store 287
               b.  Store 289

28.26    Deed from Harvest to QRS 10-9 and QRS 11-2 for Store 4426.                Filed as Exhibit 28.7 to Registrant's
                                                                                   Form 8-K dated April 3, 1992

28.27    Deed of Improvements from Harvest to QRS 10-9 and QRS 11-2 for:           Filed as Exhibit 28.8 to Registrant's
               a.  Store 4281                                                      Form 8-K dated April 3, 1992
               b.  Store 4409

28.28    Leasehold Deed of Trust from Neodata for benefit of General Electric      Filed as Exhibit 28.1 to Registrant's
         Capital Corporation.                                                      Form 8-K dated October 29, 1992

28.29    Prospectus of Registrant dated June 11, 1990.                             Filed as Exhibit 28.38 to Registrant's
                                                                                   Form 10-K/A dated September 24, 1993

28.30    Supplement dated August 14, 1990 to Prospectus dated June 11, 1990.       Filed as Exhibit 28.39 to Registrant's
                                                                                   Form 10-K/A dated September 24, 1993

28.31    Supplement dated January 17, 1991 to Prospectus dated June 11, 1990.      Filed as Exhibit 28.40 to Registrant's
                                                                                   Form 10-K/A dated

Exhibit
  No.                                 Description                                             Method of Filing
  ---                                 -----------                                             ----------------
                                                                                   September 24, 1993

28.32    Supplement dated March 26, 1991 to Prospectus dated June 11, 1990.        Filed as Exhibit 28.41 to Registrant's
                                                                                   Form 10-K/A dated September 24, 1993

(b)   Reports on Form 8-K

      During the quarter ended December 31, 2001 the Company was not required to file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED a Maryland corporation


    3/20/2002                      BY: /s/ John J. Park
----------------                       -----------------------------------------
      Date                             John J. Park
                                       Managing Director and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                   CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

    3/20/2002                      BY: /s/ William Polk Carey
----------------                       -----------------------------------------
      Date                             William Polk Carey
                                       Chairman of the Board
                                       and Director
                                       (Principal Executive Officer)

    3/20/2002                      BY: /s/ Anne R. Coolidge
----------------                       -----------------------------------------
      Date                             Anne R. Coolidge
                                       President

    3/20/2002                      BY: /s/ Ralph G. Coburn
----------------                       -----------------------------------------
      Date                             Ralph G. Coburn
                                       Director

    3/20/2002                      BY: /s/ William Ruder
----------------                       -----------------------------------------
      Date                             William Ruder
                                       Director

    3/20/2002                      BY: /s/ George E. Stoddard
----------------                       -----------------------------------------
      Date                             George E. Stoddard
                                       Director

    3/20/2002                      BY: /s/ Warren G. Wintrub
----------------                       -----------------------------------------
      Date                             Warren G. Wintrub
                                       Director

    3/20/2002                      BY: /s/ John J. Park
----------------                       -----------------------------------------
      Date                             John J. Park
                                       Managing Director and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

    3/20/2002                      BY: /s/ Claude Fernandez
----------------                       -----------------------------------------
      Date                             Claude Fernandez
                                       Managing Director and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED:

Our audits of the consolidated financial statements referred to in our report dated March 15, 2002 appearing in the 2001 Annual Report to Shareholders of CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2001

                                                    Initial Cost to Company
                                                    -----------------------


                                                                                Costs Capitalized
                                                                                  Subsequent to      Decrease in Net
           Description               Encumbrances      Land        Buildings     Acquisition (a)     Investments(b)      Land
           -----------               ------------      ----        ---------     ---------------     --------------      ----
Operating Method:
Office/repair facility leased to
  US West Communications, Inc.                      $   498,557  $ 1,563,299    $     45,465                          $   509,550
Office buildings leased to
  Information Resources, Inc.        $25,691,111      4,992,173   26,857,893       3,792,980                            4,992,731
Retail stores leased to
  Kmart Corporation                                   2,896,663    4,308,345       1,070,611                            2,944,073
Land leased to
  Childtime Childcare, Inc.              919,761      2,279,146                          957                            2,280,103
Office building leased to
  Titan Corporation                    8,776,673      3,906,546   15,883,454          17,948                            3,910,145
Retail store leased to
  Safeway Stores Incorporated                           334,595      943,790          30,372                              340,274
Vacant office/manufacturing
  facilities in Austin, Texas                           751,453    2,536,047          95,684                              751,453
Manufacturing/warehouse/office
  facilities leased to Electronic
  Data Systems Corporation             2,395,744        379,917      497,114       3,159,798                              379,917
Manufacturing/distribution facility
  leased to EnviroWorks, Inc.          4,537,625      1,045,856                   10,135,098                            1,045,856
Office building leased to
  Xerox Corporation                                     141,881      420,629          10,680                              141,881
Supermarkets leased to
  Affiliated Foods Southwest, Inc.                      343,120    1,801,380             497             (492,526)        416,802
                                     -----------    -----------  ------------   ------------         ------------     -----------
                                     $42,320,914    $17,569,907  $ 54,811,951   $ 18,360,090         $   (492,526)    $17,712,785
                                     ===========    ===========  ============   ============         ============     ===========

                                       Gross Amount
                                     at which Carried
                                       at Close of
                                      Period (b)(d)
                                      -------------
                                                                                                              Life on which
                                                                                                             Depreciation in
                                                                                                             Latest Statement
                                                                    Accumulated                                 of Income
           Description                  Buildings         Total     Depreciation (d)  Date Acquired            is Computed
           -----------                  ---------         -----     ----------------  -------------            -----------
Operating Method:
Office/repair facility leased to
  US West Communications, Inc.         $ 1,597,771     $ 2,107,321  $      450,954    September 18, 1990          40 yrs.
Office buildings leased to
  Information Resources, Inc.           30,650,315      35,643,046       8,394,453    September 28, 1990          40 yrs.
Retail stores leased to
  Kmart Corporation                      5,331,546       8,275,619       1,335,286    October 19 & 29, 1990       40 yrs.
Land leased to
  Childtime Childcare, Inc.                              2,280,103                    January 4, 1991             N/A
Office building leased to
  Titan Corporation                     15,897,803      19,807,948       4,156,519    July 9, 1991                40 yrs.
Retail store leased to
  Safeway Stores Incorporated              968,483       1,308,757         269,144    December 19, 1991           40 yrs.
Vacant office/manufacturing
  facilities in Austin, Texas            2,631,731       3,383,184       1,314,618    May 28, 1992                5 - 40 yrs.
Manufacturing/warehouse/office
  facilities leased to Electronic
  Data Systems Corporation               3,656,912       4,036,829         645,461    October 1, 1992             40 yrs.
Manufacturing/distribution facility
  leased to EnviroWorks, Inc.           10,135,098      11,180,954       1,594,166    March 22, 1995              40 yrs.
Office building leased to
  Xerox Corporation                        431,309         573,190          50,393    February 21, 1992           40 yrs.
Supermarkets leased to
  Affiliated Foods Southwest, Inc.       1,235,669       1,652,471         142,383    February 21, 1992           40 yrs.
                                       -----------     -----------     -----------
                                       $72,536,637     $90,249,422     $18,353,377
                                       ===========     ===========     ===========

See accompanying notes to Schedule.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED
                                and SUBSIDIARIES

              SCHEDULE of REAL ESTATE and ACCUMULATED DEPRECIATION
                             as of December 31, 2001

                                                                                                   Gross Amount
                                                                                                 at which Carried
                                                                                                   at Close of
                                             Initial Cost to Company                               Period (c)
                                             -----------------------                               ----------
                                                                          Costs        Decrease
                                                                       Capitalized     in  Net
                                                                       Subsequent to   Invest-
          Description          Encumbrances     Land     Buildings    Acquisition (a)  ments(b)       Total        Date Acquired
          -----------          ------------     ----     ---------    ---------------  --------       -----        -------------
Direct Financing Method:

Daycare centers leased to
  Childtime Childcare, Inc.    $ 1,325,535              $ 3,284,644    $     1,379                  $ 3,286,023    January 4, 1991

Office/warehouse facility
  leased to New WAI L.P./
  Warehouse Associates           9,221,707    $307,745   10,442,255      1,277,029                   12,027,029    March 27, 1991

Supermarkets leased to Kroger
  Company                                      251,760    1,321,740                    $(128,105)     1,445,395    February 21, 1992
                               -----------    --------  -----------    -----------     ---------    -----------

                               $10,547,242    $559,505  $15,048,639    $ 1,278,408     $(128,105)   $16,758,447
                               ===========    ========  ===========    ===========     =========    ===========

See accompanying notes to Schedule.

                        NOTES TO SCHEDULE OF REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

(a) Consists of improvements subsequent to acquisition and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.
(b)   The decrease in net investment is due to impairment losses.
(c) At December 31, 2001, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $52,345,164.

                                              Reconciliation of Real Estate Accounted for
                                              -------------------------------------------
                                                     Under the Operating Method
                                                     --------------------------
                                              December 31, 2000         December 31, 2001
                                              -----------------         -----------------
Balance at beginning of year                  $      98,547,449         $      97,656,866
Impairment loss                                        (228,846)                       --
Additions                                                18,688                   355,464
Reclassification to assets held for sale               (680,425)                       --
Dispositions                                                 --                (7,762,908)
                                              -----------------         -----------------
Balance at close of year                      $      97,656,866         $      90,249,422
                                              =================         =================

                                              Reconciliation of Accumulated Depreciation
                                              ------------------------------------------
                                              December 31, 2000         December 31, 2001
                                              -----------------         -----------------
Balance at beginning of year                  $      15,453,482         $      17,731,796
Depreciation expense                                  2,336,787                 2,295,763
Impairment loss                                          (3,048)                       --
Reclassification to assets held for sale                (55,425)                       --
Dispositions                                                 --                (1,674,182)
                                              -----------------         -----------------
Balance at close of year                      $      17,731,796         $      18,353,377
                                              =================         =================

                                                         APPENDIX A TO FORM 10-K



                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED



                                                              2001 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                             1997       1998       1999       2000       2001
                                             ----       ----       ----       ----       ----
OPERATING DATA:

       Revenues                            $ 14,666   $ 14,462   $ 15,526   $ 14,557   $ 15,406

       Income before extraordinary items      3,735      3,842      5,062      4,414      6,486

       Net income                             7,585      5,480      5,062      4,414      6,486

       Basic earnings per share before
         extraordinary items (2)                .52        .52        .66        .58        .85

       Basic earnings per
         share (2)                             1.05        .74        .66        .58        .85

       Dividends paid                         5,294      5,232      5,419      5,430      5,452

       Dividends declared
         per share                              .73        .71        .71        .71        .72

       Payment of mortgage principal (1)      1,172      1,288      1,458      1,449      1,573

BALANCE SHEET DATA:

       Total consolidated assets            121,039    119,256    116,584    117,152    113,835

       Long-term obligations (3)             58,749     49,003     26,114     49,836     51,334

(1)   Represents scheduled mortgage principal amortization paid.
(2) The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per share amounts only.
(3)   Represents mortgage obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 10 Incorporated ("CPA(R):10") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):10. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):10 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by CPA(R):10 that the results or conditions described in such statements or objectives and plans of CPA(R):10 will be achieved.

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

As a real estate investment trust ("REIT"), CPA(R):10 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to its shareholders. A major objective of CPA(R):10 is to use the cash flow from its net leases to fund dividends to shareholders at a rate in excess of distributions needed to retain REIT status and meet its scheduled debt service commitments on CPA(R):10's mortgage debt.

CPA(R):10 is advised by Carey Asset Management Corp. All transactions with Carey Asset Management are subject to an Advisory Agreement. CPA(R):10's contract is renewable annually by Independent Directors who are elected by CPA(R):10's shareholders. In connection with each renewal, Carey Asset Management is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed annually and Average Invested Assets, the basis for determining asset management and performance fees, is based on the results of this independent valuation.

The boards of directors of Carey Institutional Properties Incorporated ("CIP(R)") and CPA(R):10 have each unanimously approved a definitive agreement under which CIP(R) would acquire CPA(R):10's business in a stock-for-stock merger. As described in the joint proxy statement dated January 15, 2002, each shareholder will either receive 0.8445 of a share of newly-issued CIP(R) common stock for each common share of CPA(R):10 that he or she owns or a promissory note with a face value equal to $11.23 for each share of CPA(R):10 which would bear interest at an annual rate of 4% and which would be payable on December 31, 2004. For the merger to be completed, an affirmative vote of two-thirds of the shares of common stock issued and outstanding is required and holders of more than 50% of CPA(R):10's stock must elect to receive CIP(R) shares in the merger. If CPA(R):10 shareholders elect to receive CIP(R) shares, the newly-issued shares of CIP(R) common stock would represent 22.5% of the CIP(R) common stock after the merger. The exchange value was based on an appraisal of the assets of both companies as of June 30, 2001 and was performed by an independent appraiser at a portfolio level on a "debt in place" method. Each company engaged a separate investment banking firm to provide a fairness opinion.

Management believes that the combined company will create various benefits including, but not limited to, operating efficiencies, increased access to capital in equity and debt markets and greater flexibility to provide additional liquidity to shareholders. A shareholders meeting is scheduled for April 15, 2002.

Certain accounting policies are critical to the understanding of CPA(R):10's financial condition and results of operations. Management believes that an understanding of financial condition and results of operations requires an understanding of accounting policies relating to the use of estimates.

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):10 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):10's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate specific situations rather than solely use statistical methods.

CPA(R):10 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CPA(R):10 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because CPA(R):10's properties are leased to single tenants, CPA(R):10 is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. Therefore, this risk is different than the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

CPA(R):10 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):10 is reached.

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

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net income for the year ended December 31, 2001 increased by $2,072,000 as compared with the year ended December 31, 2000. The increase in net income included a $1,048,000 gain on sale of real estate. Excluding the gains from sales and a noncash charge for an impairment loss in 2000, income would have reflected an increase of $821,000. The increase in income for the comparable years was due primarily to an increase in lease revenues (rental income and interest income from direct financing leases) and a decrease in interest expense and was partially offset by an increase in general and administrative expenses.

Lease revenues increased $644,000 to $15,038,000. The increase in lease revenues was primarily due to scheduled rent increases, generally based on increases in the Consumer Price Index, on CPA(R):10's leases with Information Resources Incorporated, The Titan Corporation and EnviroWorks, Inc. in 2000 and Electronic Data Systems Corporation in 2001. Solely as a result of these rent increases, annual lease revenues increased by $776,000 in 2001. In addition, CPA(R):10 entered into a net lease with Xerox Corporation in June 2001 for a property in Hot Springs, Arkansas that had been vacant and will provide annual rents of $154,000. As a result of the sale of a portfolio of six Wal-Mart Stores, Inc. properties in September 2001, annual lease revenues will decrease by $1,039,000 (based on rents received in 2000 including percentage of sales rents of $280,000). A mortgage extension agreement on the Wal-Mart loan required monthly payments of $65,000 and separate annual payments representing 100% of percentage of sales rents received, resulting in no cash flow (lease revenues less mortgage debt service) from the Wal-Mart properties. A lease for a property in Broken Arrow, Oklahoma with Hobby-Lobby Stores, Inc. and guaranteed by Safeway Stores, Inc. expires in December 2002. The lease currently provides annual rent of $142,000 and CPA(R):10 has entered into discussions regarding a renewal of the lease.

CPA(R):10 leases three retail stores to Kmart Corporation which provide annual stated rents of $605,000 and, in 2001, provided percentage of sales rents of $301,000. Kmart declared bankruptcy in January 2002 and, on March 8, 2002, as part of its plan for reorganization announced that it was planning to close 284 of its 2,114 stores. Although none of CPA(R):10's stores were included in the announcement, it is possible that Kmart will close additional stores. The long-term viability of Kmart cannot be determined. During 2001, Kmart exercised five-year lease renewals on CPA(R):10 properties in Citrus Heights, California and Drayton Plains, Michigan. The lease of the store in Denton, Texas expires in November 2002 and provides Kmart with an option for an additional five-year term. In January 2002, Kmart reported to CPA(R):10 that $86,000 was due as percentage of sales rents from the Denton store; however, Kmart did not pay the annual installment as Kmart has indicated that it represented a pre-petition rent. Kmart remains current on all post-petition rent. The unpaid percentage of sales rent has been fully reserved for.

Interest expense decreased by $577,000 to $4,985,000 as the result of paying off the mortgage loan on the six Wal-Mart properties in September 2001 and continuing scheduled amortization of principal on limited recourse mortgage debt, resulting in lower average mortgage balances. Interest expense also decreased due to the December 2000 refinancing of the mortgage loan on the Information Resources property at a lower rate of interest.

General and administrative expenses increased by $559,000 to $2,099,000. The increase was due to costs incurred in connection with CPA(R):10's proposed merger with CIP(R), which is currently being considered by the shareholders of both companies as discussed above. The nonrecurring items in merger costs include fees and expenses related to a fairness opinion provided by an investment banking firm and additional legal and accounting costs related to the preparation of the proxy. Net of these one-time costs, general and administrative expenses would not have increased significantly in 2001.

Because of the long-term nature of CPA(R):10's net leases, inflation and changing prices have not unfavorably affected CPA(R):10's revenues and net income. CPA(R):10's net leases have rent increases, sales overrides (percentage of sales rents) or other periodic rent increases that are designed to increase lease revenues in the future.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net income for the year ended December 31, 2000 decreased by $648,000 as compared with the year ended December 31, 1999; however, the decrease was due to nonrecurring items in 1999 which benefited 1999 results, including a lease termination fee of $1,250,000 and a net gain on the sales of securities and real estate of $124,000. Excluding these two items and impairment losses on properties in both 1999 and 2000, income would have reflected an increase of $517,000 as compared with 1999. The increase in income as adjusted was due primarily to decreases in property and interest expenses and increases in lease revenues (rental income and interest income from direct financing leases) and income from CPA(R):10's equity investment in thirteen Courtyard by Marriott properties.

The decrease in property expenses was due to lower property carrying costs as the result of the sale of vacant properties in 1999 and 2000 and a lower provision for uncollected rents in 2000. Interest expense decreased as the result of paying down the mortgage loan on the former CalComp Technology, Inc. property in Austin, Texas in 1999 and the continuing scheduled amortization of principal on limited recourse mortgage debt, resulting in lower average mortgage balances. The increase in lease revenues was primarily due to the rent increase in October 2000 on the Information Resources lease. Income from the equity investment in the Marriott hotel properties resulted from higher percentage rents and lower mortgage interest charges.

Financial Condition

CPA(R):10's objective is to generate sufficient cash from its operations to fund dividends to shareholders and pay scheduled debt service on its limited recourse mortgage debt. CPA(R):10 is also a general partner in two limited partnerships with an affiliate and is obligated to distribute to the affiliate its pro rata share of the cash flow from these limited partnerships. Cash flows from operations of $8,482,000 were sufficient to fund dividends to shareholders of $5,452,000, scheduled mortgage principal payments of $1,574,000 and distributions to minority partner of $1,079,000.

CPA(R):10's investing activities during 2001 included $8,055,000 received from the sale of properties including the sale of the six Wal-Mart stores. CPA(R):10 used $355,000 to fund capital improvements, including a roof replacement at the Denton, Texas Kmart and costs for a 96,000 sq. ft. vacant property in Austin, Texas which is in the process of being retrofitted. Remaining costs to complete a renovation of the property are currently estimated to be $750,000.

In addition to paying dividends to shareholders, distributions to minority interests and scheduled mortgage principal prepayments, CPA(R):10's financing activities included satisfying the mortgage loan on the Wal-Mart properties for $5,985,000 in connection with the sale of the properties. CPA(R):10 refinanced the limited recourse mortgage loan on the Warehouse Associates properties for $9,500,000, and after paying off the existing mortgage loan, increased its cash reserves by $2,295,000. Annual debt service on the new Warehouse Associates loan is approximately the same as the debt service on the retired loan.

CPA(R):10's financing strategy has been to purchase substantially all of its properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of CPA(R):10's other assets. This strategy has allowed CPA(R):10 to diversify its portfolio of properties and, thereby, limit its risk. In the event that a balloon payment comes due, CPA(R):10 may seek to refinance the loan, restructure the debt with existing lenders, evaluate its ability to pay the balloon payment from its cash reserves or sell the property and use the proceeds to satisfy its mortgage debt. No balloon payments are scheduled in 2002. Balloon payments of $6,525,000 on the Titan property and $1,991,000 on the Electronic Data Systems property are scheduled in 2003 and 2004, respectively. As both properties are subject to long-term net leases, CPA(R):10 believes that the prospects for obtaining new limited recourse mortgage financing are good. CPA(R):10 is not currently seeking additional sources of financing such as an unsecured line of credit; however, its financing strategies could change in the future. CPA(R):10 may seek to finance its unencumbered properties and use the proceeds to make additional investments in real estate. To the extent that CPA(R):10 obtains such financing, it may increase CPA(R):10's overall leverage. As a result of the Wal-Mart sale and the mortgage refinancing of the Warehouse Associates property, CPA(R):10's cash balances have increased to $8,426,000. Management believes that the increase in cash balances has increased CPA(R):10's flexibility and will allow it to complete renovations of the Austin property and sustain its dividend rate without other financing sources.

Due to its rapidly amortizing debt, Marcourt's taxable income exceeds its distributable cash flow and such excess is projected to increase in the coming years. The projected inability to distribute 90% of its taxable income may impair Marcourt's ability to retain its REIT status in future years and result in the payment of federal income taxes by Marcourt. Management and the other Marcourt shareholders are evaluating the situation for potential resolutions including, but not limited to, a potential sale, refinancing or restructuring in order to enable Marcourt to retain its REIT status. The shareholder agreement of Marcourt provides for declaration of consent dividends which would allow Marcourt to meet its dividend requirements but would require shareholders to recognize dividend income even though Marcourt was not distributing such amounts currently. Consent dividends will allow Marcourt to retain REIT status; however, it would affect the amount of taxable income that CPA(R):10 reports to its shareholders.

CPA(R):10 is a participant with its affiliates for office space. The remaining minimum rents under the office lease are $6,100,000 through September 2006 and CPA(R):10's current commitment is to pay 5% of such costs. The participation commitment is adjusted quarterly based on a gross revenue formula and is not expected to fluctuate significantly.

A summary of CPA(R):10's obligations under contractual arrangements is as follows:

(in thousands)                             Total     2002     2003     2004     2005     2006    Thereafter
                                           -----     ----     ----     ----     ----     ----    ----------
Limited recourse mortgage notes payable   $52,868   $1,535   $9,412   $3,212   $1,234   $3,166     $34,309
Subordinated performance
   fees (a)                                 2,560                                                    2,560
Subordinated disposition fees               1,072                                                    1,072
Ground lease obligations                      377       80       80       63       50       50          54
Share of minimum rents payable under
   office cost-sharing agreement              293       57       63       63       63       47          --
                                          -------   ------   ------   ------   ------   ------     -------
                                          $57,170   $1,672   $9,555   $3,338   $1,347   $3,263     $37,995
                                          =======   ======   ======   ======   ======   ======     =======

(a)   Subject to meeting preferred return criteria

As described above, the boards of directors of CIP and CPA(R):10 have each unanimously approved a definitive agreement under which CIP(R) would acquire CPA(R):10's business in a stock-for-stock merger.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on CPA(R):10's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 is not expected to have a material effect on CPA(R):10's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 is not expected to have a material effect on CPA(R):10's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

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

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 10 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 10 Incorporated and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Carey Asset Management Corp. (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2002

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                                 ------------
                                                             2000             2001
                                                             ----             ----
           ASSETS:

Real estate leased to others:
   Accounted for under the operating method
     Land                                               $  18,529,442    $  17,712,785
     Buildings                                             79,127,424       72,536,637
                                                        -------------    -------------
                                                           97,656,866       90,249,422
     Less, Accumulated depreciation                        17,731,796       18,353,377
                                                        -------------    -------------
                                                           79,925,070       71,896,045
   Net investment in direct financing leases               16,758,447       16,758,447
                                                        -------------    -------------
     Real estate leased to others                          96,683,517       88,654,492
Equity investment                                          14,111,738       15,184,481
Assets held for sale                                          625,000               --
Cash and cash equivalents                                   4,683,742        8,426,390
Other assets, net of accumulated amortization of
   $156,753 and $161,973 in 2000 and 2001 and
   allowance for uncollected rents of $321,008 in
   2000 and 2001                                            1,047,717        1,569,851
                                                        -------------    -------------
      Total assets                                      $ 117,151,714    $ 113,835,214
                                                        =============    =============

           LIABILITIES, MINORITY INTEREST
              AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                 $  58,456,566    $  52,868,156
Accrued interest                                              245,742          308,771
Accounts payable and accrued expenses                         305,435          394,866
Accounts payable to affiliates                              3,500,121        4,644,844
Dividends payable                                           1,360,466        1,366,563
Prepaid rental income                                          42,134           66,156
                                                        -------------    -------------

     Total liabilities                                     63,910,464       59,649,356
                                                        -------------    -------------

Minority interest                                           2,181,062        2,098,086
                                                        -------------    -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized,
   40,000,000 shares; 7,633,558 shares
   issued and outstanding                                       7,633            7,633
Additional paid-in capital                                 66,530,408       66,530,408
Dividends in excess of accumulated earnings               (15,380,073)     (14,352,489)
                                                        -------------    -------------
                                                           51,157,968       52,185,552

Less, common stock in treasury at cost, 11,902 shares         (97,780)         (97,780)
                                                        -------------    -------------
     Total shareholders' equity                            51,060,188       52,087,772
                                                        -------------    -------------
     Total liabilities and shareholders' equity         $ 117,151,714    $ 113,835,214
                                                        =============    =============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

                                                              For the years ended December 31,
                                                              --------------------------------
                                                            1999            2000            2001
                                                            ----            ----            ----
Revenues:
    Rental income                                       $ 11,963,273    $ 12,144,808    $ 12,621,957
    Interest income from direct financing leases           2,191,568       2,248,812       2,415,916
    Other interest income                                    106,470         163,550         214,305
    Other income                                           1,265,000              --         153,457
                                                        ------------    ------------    ------------
                                                          15,526,311      14,557,170      15,405,635
                                                        ------------    ------------    ------------

Expenses:
    Interest                                               5,811,680       5,562,331       4,985,075
    Depreciation                                           2,024,367       2,336,787       2,295,763
    General and administrative                             1,399,329       1,540,009       2,098,636
    Property expenses                                      2,313,189       1,900,993       1,854,354
    Impairment loss on real estate                           412,067         225,798              --
                                                        ------------    ------------    ------------
                                                          11,960,632      11,565,918      11,233,828
                                                        ------------    ------------    ------------

       Income before minority interest, equity
         income and (loss) gain on sales                   3,565,679       2,991,252       4,171,807

Minority interest in income                                 (651,949)       (722,561)       (996,395)
                                                        ------------    ------------    ------------

       Income before equity income and (loss)
         gain on sales                                     2,913,730       2,268,691       3,175,412

Income from equity investment                              2,024,156       2,122,147       2,262,007
                                                        ------------    ------------    ------------

       Income before (loss) gain on sales                  4,937,886       4,390,838       5,437,419

Gain on sale of securities                                 1,033,415              --              --
(Loss) gain on sales of real estate                         (909,260)         22,750       1,048,344
                                                        ------------    ------------    ------------

       Net income                                       $  5,062,041    $  4,413,588    $  6,485,763
                                                        ============    ============    ============

Basic and diluted earnings per common share
   (7,621,656 shares outstanding, basic and diluted):   $        .66    $        .58    $        .85
                                                        ============    ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                 CONSOLIDATED STATEMENTS of SHAREHOLDERS' EQUITY

              For the years ended December 31, 1999, 2000 and 2001

                                                                      Dividends in    Accumulated
                                         Additional                    Excess of         Other
                                 Common    Paid-in    Comprehensive   Accumulated     Comprehensive     Treasury
                                 Stock     Capital       Income         Earnings         Income          Stock            Total
                                 ------  -----------  ------------    ------------    ------------    ------------    ------------
Balance at
 December 31, 1998               $7,633  $66,530,408                  $(13,993,711)   $    155,589    $    (97,780)   $ 52,602,139

Dividends                                                               (5,425,431)                                     (5,425,431)

Comprehensive income:
 Net income                                           $  5,062,041       5,062,041                                       5,062,041
Other comprehensive income:
 Change in unrealized
   appreciation resulting from
   sale of securities                                     (155,589)                       (155,589)                       (155,589)
                                                      ------------
                                                      $  4,906,452
                                                      ============
Balance at                       ------  -----------                  ------------    ------------    ------------    ------------
 December 31, 1999                7,633   66,530,408                   (14,357,101)             --         (97,780)     52,083,160

Dividends                                                               (5,436,560)                                     (5,436,560)

Comprehensive income:
 Net income                                           $  4,413,588       4,413,588                                       4,413,588
                                                      ------------
                                                      $  4,413,588
                                                      ============
Balance at                       ------  -----------                  ------------    ------------    ------------    ------------
 December 31, 2000                7,633   66,530,408                   (15,380,073)             --         (97,780)     51,060,188

Dividends                                                               (5,458,179)                                     (5,458,179)

Comprehensive income:
 Net income                                           $  6,485,763       6,485,763                                       6,485,763
                                                      ------------
                                                      $  6,485,763
                                                      ============
Balance at                       ------  -----------                  ------------    ------------    ------------    ------------
 December 31, 2001               $7,633  $66,530,408                  $(14,352,489)             --    $    (97,780)   $ 52,087,772
                                 ======  ===========                  ============    ============    ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                      CONSOLIDATED STATEMENTS of CASH FLOWS

                                                                For the years ended December 31,
                                                                --------------------------------
                                                               1999            2000            2001
                                                               ----            ----            ----
Cash flows from operating activities:
    Net income                                             $ 5,062,041    $  4,413,588    $  6,485,763
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization of
          financing costs                                    2,067,153       2,384,548       2,377,115
       Straight-line rent adjustments                            5,237          11,959          28,130
       Minority interest in income                             651,949         722,561         996,395
       Income from equity investment in excess of
           dividends received                                 (813,083)       (916,368)     (1,072,743)
       Gain on sale of real estate and securities, net        (124,155)        (22,750)     (1,048,344)
       Impairment loss on real estate                          412,067         225,798
       Net change in operating assets and liabilities          718,288        (137,971)        715,676
                                                           -----------    ------------    ------------
               Net cash provided by operating activities     7,979,497       6,681,365       8,481,992
                                                           -----------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of real estate and securities         2,471,355          22,750       8,055,093
    Additional capital costs                                        --         (18,688)       (355,464)
                                                           -----------    ------------    ------------
               Net cash provided by investing activities     2,471,355           4,062       7,699,629
                                                           -----------    ------------    ------------

Cash flows from financing activities:
    Proceeds from mortgages                                         --      26,000,000       9,250,000
    Payments on mortgage principal                          (1,457,812)     (1,448,768)     (1,573,389)
    Prepayments of mortgages payable                        (1,250,000)    (22,135,439)    (13,265,021)
    Deferred financing costs                                        --        (222,047)       (319,110)
    Distributions paid to minority partner                    (800,361)       (780,257)     (1,079,371)
    Capital distribution paid to minority partner                   --      (1,278,538)             --
    Dividends paid                                          (5,419,330)     (5,430,463)     (5,452,082)
                                                           -----------    ------------    ------------
               Net cash used in financing activities        (8,927,503)     (5,295,512)    (12,438,973)
                                                           -----------    ------------    ------------

               Net increase in cash and cash equivalents     1,523,349       1,389,915       3,742,648

Cash and cash equivalents, beginning of year                 1,770,478       3,293,827       4,683,742
                                                           -----------    ------------    ------------

Cash and cash equivalents, end of year                     $ 3,293,827    $  4,683,742    $  8,426,390
                                                           ===========    ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

            Basis of Consolidation:

                  The consolidated financial statements include the accounts of Corporate Property Associates 10 Incorporated, its wholly-owned subsidiaries, and controlling interests in limited partnerships (collectively, the "Company") in which the Company is general partner. All material inter-entity transactions have been eliminated.

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

            Real Estate Leased to Others:

                  Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

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

                  The Company is committed under long-term ground leases that have expiration dates ranging from June 2005 to January 2008. Future minimum ground lease rent obligations aggregate approximately $377,000.

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

                  Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage of sales rents) are recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

            Assets Held for Sale:

                  Assets held for sale are accounted for at the lower of carrying value or fair value, less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year.

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

            Equity Investment:

                  The Company's 23.7% interest in a real estate investment trust ("REIT") and in which the Company exercises significant influence is accounted for under the equity method, i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

            Cash Equivalents:

                  The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Company's cash and cash equivalents at December 31, 2000 and 2001 were held in the custody of two financial institutions, and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

            Other Assets:

                  Included in other assets are deferred rent receivable and deferred charges. Deferred rent receivable is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred charges are costs incurred in connection with mortgage financing and refinancing and are amortized over the terms of the mortgages and included in interest expense.

            Treasury Stock:

                  Treasury stock is recorded at cost.

            Earnings Per Share:

                  The Company has a simple equity capital structure, with only common stock outstanding. As a result, the Company has presented basic per-share amounts only in the accompanying consolidated financial statements.

            Federal Income Taxes:

                  The Company is qualified as a REIT as of December 31, 2001 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

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

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

3.    Transactions with Related Parties:

            The Company's asset management and performance fees are both 1/2 of 1% per annum of Average Invested Assets, as defined in the Advisory Agreement with the Advisor. Asset management fees, payable to the Advisor, were $798,868, $772,263 and $810,291 in 1999, 2000 and
            2001, respectively, with performance fees for such years in like amounts. Payment of the performance fee is subordinated to achievement of a cumulative dividend return of 8% (based on an initial issuance of Company stock at $10 per share, in accordance with the Advisory Agreement). For the period subsequent to September 30, 1997, the cumulative dividend return criterion has not been met and performance fees aggregating $2,559,761 are not currently payable until such time as the dividend return criterion is achieved again. The unpaid performance fees have been accrued and are included in accounts payable to affiliates in the accompanying consolidated financial statements.

            General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Company. General and administrative expense reimbursements were $576,918, $741,277 and $691,423 in 1999, 2000 and 2001, respectively.

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

            The Advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the Advisory Agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Company. The Advisor's interest in such disposition fees amounts to $1,072,281 through December 31, 2001. Payment of such amount, however, cannot be made until the subordination provisions are met. Management has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in accounts payable to affiliates in the accompanying consolidated financial statements.

            The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred in 1999, 2000 and 2001 were $124,629, $92,325 and $77,939, respectively. The Company's current share of future minimum lease payments for the office space is approximately $293,000 through 2006.

            The Company and its affiliates are investors in certain real estate ventures in which the ownership of real property is held directly by each investor and not through incorporated or unincorporated jointly held affiliates. Title to these properties is held by each investor as tenants in common. These ownership interests satisfy the criteria for accounting for undivided interests in real property including:
            Investors in the venture hold an undivided interest in each asset, investors are severally liable for any liability, there is no joint control, investors are only entitled to their share of income and are liable for their proportionate share of income and are liable for their share of expenses and each investor may sell its interest without the consent of the other investors. For these investments, the Company reports its proportionate share of the assets, liabilities, revenues and expenses in its financial statements. The Company's interest in these properties range from 20% to 66.07%. These joint ventures are not subject to joint control.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

4.    Real Estate Leased to Others Accounted for Under the Operating Method:

            Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to approximately $9,713,000 in 2002, $9,344,000 in 2003; $9,356,000 in 2004; $8,329,000 in 2005;
            $4,990,000 in 2006; and aggregate approximately $55,207,000 through 2016.

            Contingent rents (including percentage rents and CPI-based increases) were approximately $1,341,000, $1,497,000 and $2,084,000 in 1999, 2000 and 2001, respectively.

5.    Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                   December 31,
                                                                   ------------
                                                                2000          2001
                                                                ----          ----
                        Minimum lease payments receivable   $31,522,213   $29,463,089
                        Unguaranteed residual value          16,886,552    16,886,552
                                                            -----------   -----------
                                                             48,408,765    46,349,641
                        Less, Unearned income                31,650,318    29,591,194
                                                            -----------   -----------
                                                            $16,758,447   $16,758,447
                                                            ===========   ===========

                  Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases amount to approximately $2,059,000 in each of the years 2002 through 2006 and aggregate approximately $29,463,000 through 2017.

                  Contingent rents (including CPI-based increases) were approximately $132,000, $189,000 and $357,000 in 1999, 2000 and 2001, respectively.

6.    Mortgage Notes Payable:

            Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying amount of approximately $73,471,000. As of December 31, 2001, mortgage notes payable have fixed interest rates varying from 7.60% to 10.125% per annum and mature between 2002 and 2013.

            CPA(R):10 has no variable rate debt as of December 31, 2001. Scheduled principal payments on the Company's fixed rate debt during each of the five years following December 31, 2001 and thereafter are as follows:

                  Year Ending December 31,              Total Debt
                  ------------------------              ----------
                        2002                           $ 1,534,623
                        2003                             9,412,023
                        2004                             3,212,484
                        2005                             1,234,174
                        2006                             3,165,491
                        Thereafter                      34,309,361
                                                       -----------
                             Total                     $52,868,156
                                                       ===========

            Interest paid was $5,894,258, $5,615,686 and $4,840,694 in 1999,
            2000 and 2001, respectively. In connection with the placement of mortgages, fees of $265,842 were paid to an affiliate of the Company in 2001.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

7.    Dividends:

            Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 1999, 2000 and 2001, dividends paid per share reported for tax purposes were as follows:

                                                1999         2000         2001
                                                ----         ----         ----
                  Ordinary income             $    .40     $    .41     $    .57
                  Capital gains                    .14           --          .13
                  Return of capital                .17          .30          .02
                                              --------     --------     --------
                                              $    .71     $    .71     $    .72
                                              ========     ========     ========

            A dividend of $.1793 per share for the quarter ended December 31, 2001 ($1,366,563) was declared in December 2001 and paid in January 2002.

8.    Lease Revenues:

            The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of leasing revenues are as follows:

                                                                        1999            2000            2001
                                                                        ----            ----            ----
            Per Statements of Income:
                Rental income from operating leases                 $ 11,963,273    $ 12,144,808    $ 12,621,957
                Interest income from direct financing leases           2,191,568       2,248,812       2,415,916
            Adjustments:
                Rental income attributable to minority interests      (1,942,872)     (1,998,368)     (2,150,551)
                Share of interest income from equity investment's
                   direct financing lease                              4,459,039       4,466,179       4,504,544
                                                                    ------------    ------------    ------------
                                                                    $ 16,671,008    $ 16,861,431    $ 17,391,866
                                                                    ============    ============    ============

            For the years ended December 31, 1999, 2000 and 2001, the Company earned its share of net leasing revenues from its direct and indirect ownership of real estate from the following lease obligors:

                                           1999        %         2000        %         2001        %
                                           ----                  ----                  ----
Marriott International, Inc.(1)        $ 4,459,039     27%   $ 4,466,179     26%   $ 4,504,544     26%
Information Resources Incorporated(2)    2,916,004     17      3,008,937     18      3,287,536     19
Titan Corporation(2)                     2,131,336     13      2,171,060     13      2,226,672     13
New WAI, L.P./Warehouse Associates       1,447,272      9      1,459,231      9      1,622,052      9
EnviroWorks, Inc.                        1,446,289      9      1,486,070      9      1,499,331      9
Wal-Mart Stores, Inc.                    1,070,245      6      1,039,264      6      1,035,092      6
Kmart Corporation                        1,009,966      6        970,998      6        906,507      5
Childtime Childcare Inc.                   805,454      5        850,739      5        854,857      5
Electronic Data Systems Corporation        589,732      4        589,732      4        616,690      4
Affiliated Foods Southwest, Inc.(3)        224,515      1        248,065      1        215,406      1
US West Communications, Inc.               222,600      1        222,600      1        222,600      1
Kroger Co.(3)                              206,806      1        206,806      1        206,806      1
Safeway Stores Incorporated                141,750      1        141,750      1        141,750      1
Other                                           --     --             --                52,023     --
                                       -----------    ---    -----------    ---    -----------    ---
                                       $16,671,008    100%   $16,861,431    100%   $17,391,866    100%
                                       ===========    ===    ===========    ===    ===========    ===

(1) Represents the Company's proportionate share of revenue from its 23.7% equity interest in Marcourt Investments Incorporated.
(2)   Net of the minority interest attributable to W.P. Carey Co., LLC.
(3) Net of ground lease expense of approximately $156,000, $74,000 and $80,000 in 1999, 2000 and 2001, respectively.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

9.    Equity Investment in Marcourt Investments Incorporated:

            The Company owns an approximate 23.7% interest in Marcourt Investments Incorporated ("Marcourt") which, pursuant to a master lease, net leases 13 hotel properties to a wholly-owned subsidiary of Marriott International, Inc. Summarized audited financial information of Marcourt is as follows:

                                                                  December 31,
                                                                  ------------
                  (In thousands)                                 2000       2001
                                                                 ----       ----
                  Assets (primarily net investment in direct   $148,777   $148,691
                     financing lease)
                  Liabilities (primarily limited recourse        91,268     86,465
                     mortgage notes payable)
                  Shareholders' equity                           57,509     62,226

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                 1999       2000      2001
                                                                 ----       ----      ----
                  Revenues (primarily interest from direct     $ 18,843   $ 18,888   $19,032
                     financing lease)
                  Expenses (primarily interest expense)          10,107      9,738     9,287
                  Net income                                      8,736      9,150     9,745

            Marcourt projects that it will not be able to distribute 90% of its REIT taxable income in future years, which may impair its ability to retain REIT status; however, pursuant to the terms of Marcourt's Shareholder Agreement, Marcourt will declare consent dividends to maintain REIT status and each shareholder is obligated to include its allocable share of any consent dividend in its taxable income.

10.   Gains on Sale of Real Estate and Securities:

            In March 1995, the Company entered into a net lease with EnviroWorks Inc. ("EnviroWorks") and in connection with structuring the lease transaction was granted warrants to purchase 577,000 shares of EnviroWork's common stock at a per share exercise price of $1.50. In December 1997 EnviroWorks' parent company was acquired by Fiskars, Inc. ("Fiskars"), and the Company was required to exercise and sell its shares. Additional proceeds from the sale of shares were placed in an escrow account with release of funds subject to any post-closing adjustments in connection with Fiskars' purchase price for EnviroWorks. In May 1999, a final distribution of $223,272 was released from the escrow account at which time the Company recognized a realized gain equal to the amount received.

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

            In 1999, the Company sold three vacant properties formerly leased to Harvest Foods for $1,152,830 and recognized a loss on sale of $909,260.

            The Company sold a vacant property in Clarksdale, Mississippi in March 2000 for a nominal amount. An impairment loss of $412,067 was recognized in 1999 in connection with the agreement to sell the property. No gain or loss was realized in connection with the sale.

            In June 2001, the Company sold its interest in a vacant property in Texarkana, Arkansas for $609,161, net of closing costs, and incurred a realized loss of $38,420 on the sale. An impairment loss of $225,798 was recognized in 2000 in connection with the agreement to sell the property.

            In September 2001, the Company sold six retail properties leased to Wal-Mart Stores, Inc. for $7,445,932, net of costs, and realized a gain on sale of $1,086,764.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

11.   Disclosures About Fair Value of Financial Instruments:

            The Company estimates that the fair value of mortgage notes payable at December 31, 2000 and 2001 was approximately $60,076,000 and $52,467,000, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.

12.   Accounting Pronouncements:

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

            SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS 141 did not have a material effect on the Company's financial statements.

            SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets will no longer be amortized but will be tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations will only be amortized if such assets or liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS 142 will not have a material effect on the Company's financial statements.

            In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS 144 will not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold must be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.

13.   Proposed Business Combination:

            The boards of directors of CIP(R) and the Company have each unanimously approved a definitive agreement under which CIP(R) would acquire the Company's business in a stock-for-stock merger. As described in the joint proxy statement dated January 15, 2002, each shareholder of the Company will either receive 0.8445 of a share of newly issued CIP(R) common stock for each common share of the Company that he or she owns or a promissory note with a face value of $11.23 for each share of the Company which would bear interest at an annual rate of 4% and which would be payable on December 31, 2004. For the merger to be completed, an affirmative vote of holders of two-thirds of the shares of common stock issued and outstanding is required and holders of more than 50% of the Company's stock must elect to receive CIP(R) shares in the merger. If all Company shareholders elect to receive CIP(R) shares, the newly issued shares of CIP(R) common stock would represent 22.5% of the CIP(R) common stock after the merger. The exchange value was based on an appraisal of the assets of both companies as of June 30, 2001 and was performed by an independent appraiser at a portfolio level on a "debt in place" method. Each company engaged a separate investment banking firm to provide a fairness opinion.

                 CORPORATE PROPERTY ASSOCIATES 10 INCORPORATED

            Management believes that the combined company will create various benefits including, but not limited to, operating efficiencies, increased access to capital in equity and debt markets and greater flexibility to provide additional liquidity to shareholders.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Shares of the Company. As of December 31, 2001, there were 4,195 holders of record of the shares of the company.

      The Company is required to distribute annually 90% of its distributable REIT taxable income to maintain its status as a REIT.

      In accordance with the Prospectus of the Company, dividends will be paid quarterly regardless of the frequency with which such dividends are declared. The following shows the frequency and amount of dividends paid since 1998.

                                            Cash Dividends Paid Per Share
                                            -----------------------------
                                            1999         2000         2001
                                            ----         ----         ----
                        First quarter    $    .1769   $    .1777   $    .1785
                        Second quarter        .1771        .1779        .1787
                        Third quarter         .1773        .1781        .1789
                        Fourth quarter        .1775        .1783        .1791
                                         ----------   ----------   ----------
                                         $    .7088   $    .7120   $    .7152
                                         ==========   ==========   ==========

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.